Form 10-Q
period 1995-06-30
NEW ENGLAND INVESTMENT COMPANIES L P
filed 1995-07-25
CIK 812488

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                               FORM 10-Q

(Mark One)
       [X]
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1995

                                  OR
       [ ]
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from       to       .
                                              -------   ------
Commission file Number:1-9468

                     NEW ENGLAND INVESTMENT COMPANIES, L.P.
        (Exact name of registrant as specified in its charter)

         Delaware                                     13-3405992
(State or other jurisdiction of incorporation      (I.R.S. Employer
 or organization)                                   Identification No.)

      399 Boylston Street, Boston, MA                               02116
 (Address of principal executive offices)

                               (617) 578-3500
          Registrant's telephone number, including area code


 (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----
                  APPLICABLE ONLY TO ISSUERS INVOLVED
                   IN BANKRUPTCY PROCEEDINGS DURING
                       THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.   Yes _____ No _____

                 APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                NEW ENGLAND INVESTMENT COMPANIES, L.P.


                          Index to Form 10-Q


PART I - Financial Information

                                                          Page
Item 1.  Financial Statements


      Condensed Consolidated Balance Sheet as of
        December 31, 1994 and June 30, 1995                 3


      Condensed Consolidated Statement of
        Income for the three and six months ended
        June 30, 1994 and 1995                              5


      Condensed Consolidated Statement of Cash Flows
         for the six months ended June 30, 1994 and 1995    6


      Notes to Condensed Consolidated Financial Statements  7



Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations            10


PART II - Other Information


Item 5.  Other Information                                 15


Item 6.  Exhibits and Reports on Form 8-K                  16


SIGNATURES                                                 17

                               PART ONE
                         FINANCIAL INFORMATION

Item 1.  Financial Statements
                NEW ENGLAND INVESTMENT COMPANIES, L.P.
                 CONDENSED CONSOLIDATED BALANCE SHEET
                            (In thousands)

                               December 31, 1994  June 30, 1995
                                                   (Unaudited)
Assets
Current assets:
   Cash and cash equivalents      $ 16,884           $ 11,924
   Accounts receivable              28,645             32,531
   Receivable from secuities sale        -             39,381
   Accounts receivable-affiliates   12,310             12,961
   Marketable securities and other   4,756              4,330
                                  --------           --------
      Total current assets          62,595            101,127

Prepaid pension costs               16,583             17,658
Cash surrender value of
   officers' life insurance         10,368             11,136
Intangible assets                  149,123            144,543
U.S. Government agency securities  203,808                  -
Net fixed assets                    15,286             16,104
Deferred sales commissions           7,223             10,292
Other noncurrent assets             13,413             14,398
                                  --------           --------
      Total assets                $478,399           $315,258
                                  ========           ========

Liabilities and Partners'Capital

Current liabilities:
   Accounts payable and
     accrued expenses            $  15,488          $  18,795
   Accrued compensation and
     benefits                       19,594             19,222
   Distributions payable            13,436             14,071
   Securities sold under
     agreement to repurchase       197,365             30,495
   Notes payable                     5,000                  -
                                  --------           --------

      Total current liabilities    250,883             82,583


Deferred compensation,
   benefits and other               16,800             16,678
                                  --------           --------
      Total liabilities            267,683             99,261
                                  --------           --------



Partners' capital
   Unrealized loss on securities    (3,041)                 -
   Public limited partner units     22,189             23,900
   Principal unitholder
     limited partner units         190,832            191,353
   General partner                     736                744
                                  --------           --------
Total partners' capital            210,716            215,997
                                  --------           --------
Total liabilities and
   partners' capital              $478,399           $315,258
                                  ========           ========

 See accompanying notes to the condensed consolidated financial statements.

                NEW ENGLAND INVESTMENT COMPANIES, L.P.
              CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 (In thousands, except per unit data)
                              (Unaudited)

                                  Three Months Ended     Six Months Ended
                                        June 30,              June 30,
Revenues:                           1994      1995        1994      1995
                                    ----      ----        ----      ----
Revenues
   Management and advisory fees  $49,572   $53,873     $98,802  $105,505
   Other revenues                  6,224     8,045      12,628    15,259
   Interest income and other         544     3,825         921     7,005
   Gain on partial sale of
      affiliate                        -         -       4,746     4,712
                                 -------   -------     -------  --------
                                  56,340    65,743     117,097   132,481
                                 =======   =======     =======  ========
Expenses:
   Compensation and benefits      26,846    30,708      53,860    59,610
   Restricted unit plan
      compensation                 1,929     1,415       3,921     2,942
   Distribution costs              4,511     5,620       8,781    10,026
   Occupancy and equipment         2,425     2,616       4,715     4,959
      rental
   Amortization of intangibles     2,740     2,740       5,480     5,480
   Interest expense                   67     1,246         186     3,877
   Other                           8,049     9,796      15,698    18,253
                                 -------   -------     -------  --------
                                  46,567    54,141      92,641   105,147
                                 -------   -------     -------  --------
   Income before income taxes      9,773    11,602      24,456    27,334
   Provision for income taxes        200       225         550       625
                                 -------   -------     -------  --------
   Net income                    $ 9,573   $11,377     $23,906  $ 26,709
                                 =======   =======     =======  ========
   Net income                    $ 9,573   $11,377     $23,906  $ 26,709
   Restricted unit plan
      compensation                 1,929     1,415       3,921     2,942
                                 -------   -------     -------  --------
   Income available for
      proportionate allocation   $11,502   $12,792     $27,828  $ 29,651
                                 =======   =======     =======   =======
   Income per publicly held
      LP Unit                    $   .36   $   .40     $   .87  $    .93
                                 =======   =======     =======  ========
   Distributions declared per
      per unit                   $   .42   $   .44     $   .84   $   .86
                                 =======   =======     =======   =======
   Weighted average partner
      units outstanding           31,994    31,990      31,994    31,990

 See accompanying notes to the condensed consolidated financial statements.

                NEW ENGLAND INVESTMENT COMPANIES, L.P.
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In thousands)
                              (Unaudited)
                                                   Six Months Ended
                                                       June 30,
                                                  1994         1995
                                                  ----         ----
Cash flows from operating activities:
   Net income                                   $23,906      $26,709
   Adjustments to reconcile net income
      to net cash provided by operations:
   Depreciation and amortization                  7,661        8,964
   Restricted unit plan compensation              3,921        2,942
   Gain on sale of and accretion of discount
      on securities                                   -       (3,545)
   Increase in deferred sales commissions        (2,387)      (4,090)
   Increase (decrease) in accrued
      compensation and benefits                   3,578       (1,010)
   Increase in receivables and other assets      (2,966)      (6,940)
   Increase in other liabilities                  1,326        3,821
   Equity in earnings of partnerships
      and gain on partial sale of affiliate      (8,988)      (9,239)
   Cash distributions from partnerships           4,225        5,211
                                                --------    ---------
Net cash provided by operations                  30,276       22,823
                                                --------    ---------
Cash flows from investing activities:
   Sale of U.S. Government agency securities          -      209,551
   Increase in receivable from securities sales       -      (39,381)
   Capital expenditures and other                (4,548)      (4,055)
   Net sales (purchases) of marketable
      securities                                   (958)         132
   Proceeds from sale of affiliate                4,746        4,712
                                                --------    ---------
Net cash provided (used) in investing activities   (760)     170,959
                                                --------    ---------
Cash flows from financing activities:
   Securities sold under agreement to
      repurchase (net)                                -     (166,870)
   Loan payments                                      -       (5,000)
   Distributions paid                           (26,235)     (26,872)
                                                --------    ---------
Net cash used in financing activities           (26,235)    (198,742)
                                                --------    ---------
Net increase (decrease) in cash and
   cash equivalents                               3,281       (4,960)
Cash and cash equivalents, beginning of year     42,238       16,884
                                                --------    ---------
Cash and cash equivalents, end of period        $45,519     $ 11,924
                                                ========    =========

See accompanying notes to the condensed consolidated financial statements.

                NEW ENGLAND INVESTMENT COMPANIES, L.P.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of New England Investment Companies, L.P. ("NEIC" or the "Partnership") included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes included in NEIC's Annual Report incorporated by reference in NEIC's Form 10-K for the year ended December 31, 1994. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the results of operations for the three and six months ended June 30, 1994 and 1995, (b) the financial position as of June 30, 1995, and (c) cash flows for the six months ended June 30, 1994 and 1995, have been made.

Certain reclassifications have been made to the accompanying 1994 consolidated financial statements to conform with the 1995 presentation.

NOTE 2 - INCOME PER UNIT

Income per publicly held limited partnership unit ("LP Unit") is calculated by adding back to net income the restricted unit plan expense, and dividing the result by the weighted average number of units outstanding.

NOTE 3 - TAX CONSIDERATIONS FOR UNITHOLDERS

Management believes that, as a result of the Omnibus Budget Reconciliation Act of 1993 and a special tax election which NEIC has made, unitholders purchasing units in the open market after August 10, 1993 will be allocated current amortization over fifteen years of a substantial portion of the purchase price of the units. Taking into account the amortization deductions and other book-tax differences, the Partnership expects that Partnership distributions will significantly exceed net taxable income allocable to unitholders. The amortization deductions represent the amortization over fifteen years of the portion of each unitholder's purchase price allocated to the intangible assets of the Partnership qualifying under Code Section
197. Such amortization deductions will decrease the unitholder's tax basis, and will likely be recaptured as ordinary income upon disposition of the LP Units. The following example of this benefit assumes an individual purchased units during December 1994 and held them for the entire two quarters of 1995. This unitholder would have a convention purchase price as defined in NEIC's Partnership Agreement of $15.50 of which $14.50 is allocated to Section 197 assets.

                                                   Six Months Ended
                                                    June 30, 1995

Estimated tax amortization per LP Unit                   $.48
Less financial statement amortization per publicly
     held unit                                            .17
                                                         ----
Tax benefit for the first six months of 1995             $.31
                                                         ====

The amount of amortization deductions allocated to purchasers depends on a number of factors. Under federal tax law, a unitholder will be required to pay tax on his or her allocable share of the Partnership's income regardless of the amount of distributions made by the Partnership. As individual tax situations may vary, each prospective purchaser of LP units is urged to consult his or her tax advisor. Individual K-1s are being prepared for each unitholder which will identify the specific tax benefit applicable to that unitholder.

NOTE 4 - CONTINGENT LIABILITIES

The Washington State Investment Board (the "SIB") filed suit on July 30, 1993 against Copley and New England Mutual Life Insurance Company ("New England Mutual") alleging that the SIB retirement funds have lost over $600 million of the $800 million they invested in the Prentiss Copley Investment Group ("PCIG") and other real estate investments advised by Copley. Also on July 30, 1993, the State Teachers Retirement System of Ohio (the "Ohio Board") filed suit against Copley and New England Mutual, alleging it had lost substantially all the value of its $50 million investment in PCIG. These suits allege breach of fiduciary duty, breach of contract, gross negligence and misrepresentation and violation of various state statues. The suits seek return of amounts invested together with interest, disgorgement of fees and profits, and related costs and expenses.

Copley and New England Mutual intend to defend the actions vigorously. New England Mutual has agreed to indemnify Copley against any and all liability and expense arising from these suits or out of other claims or actions related to the SIB retirement funds' or the Ohio Board's investments (and pursuant to the agreement is currently paying all expenses of the pending actions). Management believes that significant losses as a result of these suits are remote and should not have a material adverse effect on the financial condition, results of operations and cash flows of NEIC. Management has based its conclusion on its assessment of the merits of the cases, the current status of the cases, the background of the litigation, and, in light of these factors, New England Mutual's agreement to indemnify Copley for its expense and liabilities, if any.

NOTE 5 - INVESTMENT IN AFFILIATE

NEIC held a limited partner interest in Capital Growth Management Limited Partnership ("CGM") of approximately 58% and 54% as of December 31, 1994 and June 30, 1995, respectively. The remaining partnership interest is owned indirectly by the management of CGM, who are obligated to apply a defined portion of their CGM earnings to purchase additional partnership interests from NEIC at a pre-determined formula price until NEIC's ownership interest is reduced to 50%. NEIC recognized a gain in the first quarter of 1994 and 1995 of $4,746,000 and $4,712,000, respectively, based on the settlement of this contractual obligation.

NOTE 6 - SALE OF U.S. GOVERNMENT AGENCY SECURITIES

Securities with an amortized cost basis of $207,527,000 were sold during the first half of 1995. Gross realized gains of $2,083,000 were recognized during the second quarter of 1995. Securities sold in June of 1995 were settled on July 5, 1995. The sales proceeds of $39,381,000 were used to repay the $30,495,000 remaining balance on the securities sold under agreement to repurchase.

NOTE 7 - SIGNIFICANT ACQUISITIONS

Harris Associates L.P.

NEIC signed an agreement on June 22, 1995 to acquire the assets and certain liabilities of Harris Associates L.P. (Harris), a Chicago-based investment management company with more than $6.5 billion in assets under management. Under the agreement, NEIC will purchase the assets and certain liabilities of Harris for an initial payment of $175 million at the closing, payable in a combination of cash and newly issued L.P. units, the proportions to be determined under an election formula. NEIC will make an additional payment in early 1997, also in cash and units pursuant to a further election by the partners of Harris, as a purchase price adjustment based upon the performance of Harris' business in 1996. The acquisition will be accounted for under the purchase method of accounting and will result in the recording of approximately all of the consideration as intangible assets for financial reporting purposes. The closing of the transaction is subject to the fulfillment of certain conditions including the approval of the shareholders of the mutual funds advised by Harris, and is expected to occur during the third quarter of 1995.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Statement of Income for the Three Months Ended June 30, 1995
Compared to the Three Months Ended June 30, 1994

Management and advisory fees of $53.9 million for the three months ended June 30, 1995 were up $4.3 million (or 8.7%) over the fees for the three months ended June 30, 1994. Strong equity and bond markets for the quarter, combined with growth in new assets under management throughout 1994, resulted in a $4.9 million (or 19.7%) increase in equity and fixed income institutional revenues. Real estate revenues remained basically unchanged from a year ago, reflecting the stabilization of market values. Growth in fees from the equity mutual funds resulting from market growth of assets was offset by a decline in fees from the money market fund business when compared to the same period a year ago.

Other revenues of $8.0 million for the three months ended June 30, 1995 were up $1.8 million over revenues for the three months ended June 30, 1994. Most of this increase results from increased transfer agency revenues and mutual fund administration and distribution fees.

Interest and other income of $3.8 million for the three months ended June 30, 1995 increased $3.3 million compared to the second quarter of 1994. Interest earned on the U.S. Government agency securities, which were purchased in November of 1994, totaled $1.5 million. The interest income of $1.5 million was partially offset by $1.2 million in interest expense on the reverse repurchase agreements used to finance the securities. An additional $2.1 million of the increase is due to gains realized on the sale of all of these securities during the second quarter of 1995 when management took advantage of favorable market conditions.

Compensation and benefits expenses of $30.7 million for the three months ended June 30, 1995 were up $3.9 million (or 14.4%) over the results for the second quarter of 1994. A $2.5 million increase in base compensation and benefits over the second quarter of 1994 is primarily the result of annual salary increases, combined with increased staffing at the advisory offices. NEIC's variable compensation plans, which are generally based on subsidiary profitability, portfolio performance and sales growth, increased $1.4 million over the second quarter of 1994.

The non-cash restricted unit plan compensation expense of $1.4 million in 1995 relates to the vesting of certain LP Units which were contributed to NEIC in 1993 by New England Mutual and Reich & Tang, Inc. ("RTI"), and were in turn granted at that time as compensation to certain employees of NEIC. NEIC's partnership agreement provides that the resulting compensation expense be allocated exclusively to New England Mutual and RTI. As a result, the publicly held LP Units bear no expense of this plan and the cost of the plan is not reflected in NEIC's net income per publicly held LP Unit. To determine net income per unit, the cost of the restricted unit plan expense of $1.4 million is added back to net income of $11.4 million, resulting in income available for proportionate allocation of $12.8 million. The result is then divided by the 1995 weighted average units outstanding of 31,990,000.

Distribution costs of $5.6 million increased $1.1 million for the three months June 30, 1995. Amortization of commissions from Class B mutual fund sales increased $0.4 million compared to the second quarter of 1994. Promotional costs associated with the launching of a new fund and a new 401(k) marketing initiative account for the balance of the increase.

The amortization of intangible assets for 1994 and 1995 is a non-cash expense and does not reduce cash available for distribution to unitholders.

Other expenses of $9.8 million increased $1.7 million for the three months ended June 30, 1995. Included in the 1995 results are approximately $1.2 million in one-time expenses, related to a variety of different business ventures, development efforts and measures at NEIC's subsidiaries.

Net income of $11.4 million for the three months ended June 30, 1995 was up $1.8 million from the second quarter of 1994. The results reflect the growth of the equity and fixed income institutional revenues. The gains realized from the sales of securities generally offset several one-time expenses.

Net income of $0.40 per publicly held LP Unit was up $0.04 (or 11.1%) from the second quarter of 1994.

NEIC's subsidiary, Copley, and New England Mutual have been named in the litigation described in Note 4 of the Condensed Consolidated Financial Statements. Management believes that significant losses as a result of these suits are remote and should not have a material adverse effect on the financial condition, results of operations and cash flows of NEIC. Management has based its conclusion on its assessment of the merits of the cases, the current status of the cases, the background of the litigation, and, in light of these factors, New England Mutual's agreement to indemnify Copley for its expenses and liability, if any.

Statement of Income for the Six Months Ended June 30, 1995
Compared to the Six Months Ended June 30, 1994

Management and advisory fees of $105.5 million for the six months ended June 30, 1995 were up $6.7 million (or 6.8%) over the fees for the six months ended June 30, 1994. Strong equity and bond markets, combined with growth in new assets under management throughout 1994, resulted in an $8.1 million (or 16.3%) increase in equity and fixed income institutional revenues. Real estate revenues were down $0.7 million on a year-to-date basis, due to selected portfolio sales and certain one-time adjustments to 1994 revenues. Growth in fees from the equity mutual funds resulting from market growth of assets was offset by a decline in fees from the money market fund business when compared to the same period a year ago.

Other revenues of $15.3 million for the six months ended June 30, 1995 were up $2.6 million over revenues for the six months ended June 30, 1994. Most of this increase results from increased transfer agency revenues and mutual fund administration and distribution fees.

Interest and other income of $7.0 million for the six months ended
June 30, 1995 increased $6.1 million compared to the first half of 1994. Interest earned on the U.S. Government agency securities, which were purchased in November 1994, totaled $4.4 million. The interest income of $4.4 million was partially offset by $3.9 million in interest expense on the reverse repurchase agreements used to finance the securities. An additional $2.0 million of the increase is due to gains realized on the sales of all of these securities during 1995 when management took advantage of favorable market conditions.

NEIC recognized a gain of $4.7 million on the partial sale of its interest in an affiliate during the first quarter of 1994 and 1995 (see Note 5).

Compensation and benefits expenses of $59.6 million for the six months ended June 30, 1995 were up $5.8 million (or 10.7%) over the results for the first half of 1994. A $3.8 million increase in base compensation and benefits is primarily the result of annual salary increases, combined with increased staffing at the advisory offices. NEIC's variable compensation plans, which are generally based on subsidiary profitability, portfolio performance and sales growth, increased $2.0 million compared to 1994.

The non-cash restricted unit plan compensation expense of $2.9 million in 1995 relates to the vesting of certain LP Units which were contributed to NEIC in 1993 by New England Mutual and Reich & Tang, Inc. ("RTI"), and were in turn granted at that time as compensation to certain employees of NEIC. NEIC's partnership agreement provides that the resulting compensation expense be allocated exclusively to New England Mutual and RTI. As a result, the publicly held LP Units bear no expense of this plan and the cost of the plan is not reflected in NEIC's net income per publicly held LP Unit. To determine net income per unit, the cost of the restricted unit plan expense of $2.9 million is added back to net income of $26.7 million, resulting in income available for proportionate allocation of $29.6 million. The result is then divided by the 1995 weighted average units outstanding of 31,990,000.

Distribution costs of $10.0 million increased $1.2 million for the six months ended June 30, 1995. Most of the increase resulted from amortization of commissions from Class B mutual fund sales, which increased $0.7 million compared to the same period a year ago.

The amortization of intangible assets for 1994 and 1995 is a non-cash expense and does not reduce cash available for distribution to unitholders.

Other expenses of $18.3 million increased $2.6 million compared to the first half of 1994. Included in the 1995 results are $1.4 million in one-time expenses, related to a variety of different business ventures, development efforts and measures at NEIC's subsidiaries.

Net income of $26.7 million for the six months ended June 30, 1995 was up $2.8 million from 1994. The results reflect the growth of the equity and fixed income institutional revenues. The gains realized from the sales of securities generally offset several one-time expenses.

Net income of $0.93 per publicly held LP Unit was up $0.06 (or 6.9%) from the first half of 1994.

Assets Under Management

As of June 30, 1995, NEIC had $68.3 billion of assets under management, up $8.0 billion (or 13.3%) from June 30, 1994. Excluding institutional real estate, assets under management were up 18.0% compared to June 30, 1994. Since June 30, 1994, there has been a 5% increase in the bond market, as measured by the Merrill Lynch Government Corporate Bond Index and a 23% increase in the stock market, as measured by the S&P 500 Index.

                          December 31,  June 30,  December 31,  June 30,
                             1993         1994       1994         1995
                                           (in billions)
Institutional fixed
   income and equity        $37.0         $36.8      $39.3        $44.9
Institutional real estate     8.3           7.6        6.6          6.1
Mutual funds                 13.1          13.2       12.8         14.6
Private accounts and
   other                      2.8           2.7        2.6          2.7
                            -----         -----      -----        -----
Totals                      $61.2         $60.3      $61.3        $68.3
                            =====         =====      =====        =====

Capital Resources and Liquidity

NEIC's operating cash flow is generally distributed to its unitholders on a quarterly basis. Distributions are typically declared at a meeting during the last month of the quarter to which the distribution relates. On June 20, 1995, NEIC declared a distribution of $14,071,000 or $0.44 per unit. The distribution is payable on August 15, 1995 to unitholders of record on June 30, 1995.

NEIC's liquidity is used for general corporate purposes. NEIC had a cash balance of $11.9 million as of June 30, 1995, and an additional $20.0 million available on its bank line of credit. The $5.0 million balance outstanding as of December 31, 1994 under this line of credit was repaid during the first half of 1995.

Net cash provided by operations of $22.8 million was down from the $30.3 million generated during the first half of 1994. This decrease was mostly a result of the payment in 1995 of compensation accrued in 1994. A similar payment did not occur in 1994, as much of the compensation accrued during 1993 was paid in December 1993. Receivables also increased $4.0 million more than the first half of 1994 mostly due to the growth in the institutional revenues.

All of the U.S. Government agency securities were sold during the first half of 1995. The proceeds were used to repay $166.9 million of the related financing on these securities. The remaining $30.5 million in financing was repaid on July 5, 1995 when $39.4 million in proceeds from June securities sales transactions were collected. NEIC's cash on hand also increased $8.9 million on July 5, 1995 as a result of this transaction.

NEIC is currently evaluating the costs and benefits of selling its current and prospective deferred sales commissions on Class B mutual fund sales to an outside party. The balance in deferred sales commissions as of June 30, 1995 is $10.3 million. A sale of these commissions could free up cash flow to NEIC on a short-term and on-going basis.

NEIC signed an agreement on June 22, 1995 to acquire the assets and certain liabilities of Harris Associates L.P. (Harris), a Chicago-based investment management company with more than $6.5 billion in assets under management. Under the agreement, NEIC will purchase the assets and certain liabilities of Harris for an initial payment of $175 million at the closing, payable in a combination of cash and newly issued L.P. units, the proportions to be determined under an election formula. NEIC will make an additional payment in early 1997, also in cash and units pursuant to a further election by the partners of Harris, as a purchase price adjustment based upon the performance of Harris' business in 1996. The acquisition will be accounted for under the purchase method of accounting and will result in the recording of approximately all of the consideration as intangible assets for financial reporting purposes. The closing of the transaction is subject to the fulfillment of certain conditions including the approval of the shareholders of the mutual funds advised by Harris, and is expected to occur during the third quarter of 1995.

                               Part II.
                           OTHER INFORMATION

Item 5. Other Information

Distribution Policy

     The Partnership intends to distribute to Unitholders substantially all of its Operating Cash Flow per LP Unit not required for normal business operations and working capital needs, including support of the Partnership's growth strategy. Operating Cash Flow per LP Unit is defined as net income per publicly held LP Unit plus amortization of the intangible assets associated with acquisitions adjusted for any other material non-cash items. Management does not consider capital gains as part of the Operating Cash Flow.

     The following calculation of Operating Cash Flow per Unit should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements of NEIC, and the notes thereto. Operating Cash Flow per Unit should not be construed as an alternative to net income per publicly held LP Unit or as an alternative to cash flow from operating activities as reported in the Condensed Consolidated Statement of Cash Flows.

                                                  Six Months Ended
                                                      June 30,
                                              1994                1995
(In thousands, except per unit data)       $     Per Unit      $     Per Unit
                                        -------  --------   -------  --------
Net income per publicly held LP Unit    $27,827   $ 0.87    $29,651   $ 0.93

Add amortization of intangible assets     5,480      .17      5,480      .17
                                        -------  --------   -------  --------
Subtotal                                 33,307     1.04     35,131     1.10

Less capital gains                       (4,746)    (.15)    (4,712)    (.15)
                                        -------- --------   -------- --------
Operating cash flow per unit            $28,561   $ 0.89    $30,419   $ 0.95
                                        =======  =======    =======  =======
Distributions declared                  $26,872   $ 0.84    $27,507   $ 0.86

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-K:

        - Partnership Admission Agreement dated June 22, 1995 (Acquisition by New England Investment Companies of the assets of Harris Associates L.P.).

(b) NEIC filed a report on Form 8-K dated June 22, 1995. The Form 8-K reported the signing of an agreement on June 22, 1995 to acquire the assets and certain liabilities of Harris Associates L.P. A press release dated June 23, 1995 was filed as an exhibit to the Form 8-K. There were no financial statements or other exhibits filed as part of this Form 8-K.

                              SIGNATURES

                       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date   July 25, 1995                                 /s/G. Neal Ryland
       -------------                      ----------------------------
                                          G. Neal Ryland
                                          Executive Vice President,
                                          Chief Financial Officer, and
                                          Chief Accounting Officer