Form 10-Q
period 1995-09-30
NEW ENGLAND INVESTMENT COMPANIES L P
filed 1995-11-13
CIK 812488

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

 [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 1995

                                      OR

 [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

 For the transition period from      to

 Commission File Number: 1-9468

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 13-3405992
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)


                                                          02116
    399 BOYLSTON STREET, BOSTON,                       (ZIP CODE)
            MASSACHUSETTS
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

                                (617) 578-3500
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


  (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [_] Yes [_] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     NEW ENGLAND INVESTMENT COMPANIES, L.P.

                               INDEX TO FORM 10-Q

                                                                                                PAGE
                                                                                                ----
PART  I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         Consolidated Balance Sheet as of December 31, 1994 and September 30, 1995.............   3
         Consolidated Statement of Income for the three and nine months ended September 30,
           1994 and 1995.......................................................................   4
         Consolidated Statement of Cash Flows for the nine months ended September 30, 1994 and
           1995................................................................................   5
         Notes to Consolidated Financial Statements............................................   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS..........................................................................  10

PART II--OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.....................................................................  13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................................  14

         SIGNATURES............................................................................  15

                                    2 of 15

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     NEW ENGLAND INVESTMENT COMPANIES, L.P.

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                      DECEMBER 31, SEPTEMBER 30,
                                                          1994         1995
                                                      ------------ -------------
                                                                    (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents..........................   $ 16,884     $ 40,714
  Accounts receivable................................     28,645       37,586
  Accounts receivable--affiliates....................     12,310       13,678
  Other..............................................      4,756        5,423
                                                        --------     --------
    Total current assets.............................     62,595       97,401
Intangible assets....................................    149,123      355,260
Fixed assets.........................................     15,286       17,186
U.S. Government agency securities....................    203,808          --
Other assets.........................................     47,587       46,360
                                                        --------     --------
    Total assets.....................................   $478,399     $516,207
                                                        ========     ========
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable and accrued expenses..............   $ 15,488     $ 34,010
  Accrued compensation and benefits..................     19,594       25,205
  Distributions payable..............................     13,436       14,071
  Securities sold under agreement to repurchase......    197,365          --
  Note payable.......................................      5,000          --
                                                        --------     --------
    Total current liabilities........................    250,883       73,286
Deferred compensation and benefits...................     16,800       17,419
Promissory notes.....................................        --        79,738
Deferred purchase consideration......................        --        35,000
                                                        --------     --------
    Total liabilities................................    267,683      205,443
                                                        --------     --------
Partners' capital:
  Publicly held limited partners.....................     22,189       35,444
  Principal unitholder limited partners..............    190,832      274,251
  General partner....................................        736        1,069
  Unrealized loss on securities......................     (3,041)         --
                                                        --------     --------
    Total partners' capital..........................    210,716      310,764
                                                        --------     --------
    Total liabilities and partners' capital..........   $478,399     $516,207
                                                        ========     ========

          See accompanying notes to consolidated financial statements.

                                    3 of 15

                     NEW ENGLAND INVESTMENT COMPANIES, L.P.

                        CONSOLIDATED STATEMENT OF INCOME
                (IN THOUSANDS, EXCEPT PER UNIT DATA, UNAUDITED)

                                          THREE MONTHS ENDED  NINE MONTHS ENDED
                                             SEPTEMBER 30,      SEPTEMBER 30,
                                          ------------------- -----------------
                                            1994      1995      1994     1995
                                          --------- --------- -------- --------
REVENUES
  Management and advisory fees..........    $51,557   $57,448 $152,524 $165,628
  Other revenues........................      5,490     6,557   15,953   19,141
  Interest income and other.............        583       857    1,504    7,862
  Gain on partial sale of affiliate.....        --        --     4,746    4,712
                                          --------- --------- -------- --------
                                             57,630    64,862  174,727  197,343
                                          --------- --------- -------- --------
EXPENSES
  Compensation and benefits.............     27,434    30,689   81,294   90,299
  Restricted unit plan compensation.....      1,643     1,449    5,564    4,391
  Distribution costs....................      5,030     4,665   13,812   14,691
  Occupancy and equipment...............      2,297     2,869    7,012    7,828
  Amortization of intangibles...........      2,740     2,832    8,221    8,312
  Interest expense......................         32        73      218    3,950
  Other.................................      8,019     9,413   23,715   27,666
                                          --------- --------- -------- --------
                                             47,195    51,990  139,836  157,137
                                          --------- --------- -------- --------
Income before income taxes..............     10,435    12,872   34,891   40,206
  Provision for income taxes............        250       350      800      975
                                          --------- --------- -------- --------
Net income..............................    $10,185   $12,522 $ 34,091 $ 39,231
                                          ========= ========= ======== ========
Primary and fully diluted net income per
 LP Unit (Note 2).......................  $     .37 $     .43 $   1.24 $   1.36
                                          ========= ========= ======== ========
Distributions declared per LP Unit......  $     .42 $     .44 $   1.26 $   1.30
                                          ========= ========= ======== ========
Weighted average LP Units outstanding...     31,990    32,134   31,993   32,038
                                          ========= ========= ======== ========


          See accompanying notes to consolidated financial statements.

                                    4 of 15

                     NEW ENGLAND INVESTMENT COMPANIES, L.P.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           -------------------
                                                             1994      1995
                                                           --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................. $ 34,091  $  39,231
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Amortization of intangible assets.....................    8,221      8,312
    Restricted unit plan compensation.....................    5,564      4,391
    Gain on partial sale of affiliate.....................   (4,746)    (4,712)
                                                           --------  ---------
     Sub-total............................................   43,130     47,222
    Depreciation and amortization.........................    2,914      3,979
    Gain on sale and accretion of discount on U.S. Govern-
     ment securities......................................      --      (3,545)
    Increase in accounts receivable and other assets......   (9,367)    (2,819)
    Increase in accounts payable and other liabilities....    9,705     20,210
                                                           --------  ---------
  Net cash provided by operations.........................   46,382     65,047
                                                           --------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................................   (6,365)    (4,816)
  Proceeds from partial sale of affiliate.................    4,746      4,712
  Payments for purchase of Harris, net of cash acquired...      --      (7,357)
  Proceeds from sale of U.S. Government agency securi-
   ties...................................................      --     209,551
                                                           --------  ---------
  Net cash provided by (used in) investing activities.....   (1,619)   202,090
                                                           --------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in securities sold under agreement to repur-
   chase..................................................      --    (197,365)
  Repayment of note payable...............................   (2,296)    (5,000)
  Distributions paid to unitholders.......................  (39,671)   (40,942)
                                                           --------  ---------
  Net cash used in financing activities...................  (41,967)  (243,307)
                                                           --------  ---------
Net increase in cash and cash equivalents.................    2,796     23,830
Cash and cash equivalents, beginning of period............   42,238     16,884
                                                           --------  ---------
Cash and cash equivalents, end of period.................. $ 45,034  $  40,714
                                                           ========  =========
Cash paid during the period for interest.................. $    218  $   3,926
                                                           ========  =========
Supplemental disclosure of non-cash transactions (Harris
 acquisition):
  Increase in intangible assets........................... $    --   $ 210,000
  Increase in promissory notes............................      --      79,738
  Increase in deferred purchase consideration.............      --      35,000
  Increase in partners' capital...........................      --      95,262


     See accompanying notes to condensed consolidated financial statements.

                                    5 of 15

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

  The unaudited consolidated financial statements of New England Investment Companies, L.P. ("NEIC" or the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the annual report of NEIC filed on Form 10-K for the year ended December 31, 1994. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made to present fairly the financial statements of NEIC as of September 30, 1995 and for the three and nine months ended September 30, 1994 and 1995, respectively.

  Certain reclassifications have been made to the 1994 financial statements to conform with the 1995 presentation.

NOTE 2--NET INCOME PER PUBLICLY HELD LP UNIT

  Primary and fully diluted net income per publicly held LP Unit ("LP Unit") is calculated by adding back to net income the restricted unit plan expense to arrive at net income available for proportionate allocation. Restricted unit plan expense is allocated exclusively to New England Mutual Insurance Company and Reich & Tang, Inc. As a result, LP Units bear no expense of the restricted unit plan.

  Primary and fully diluted net income per LP Unit is computed by dividing net income available for proportionate allocation by the weighted average number of LP Units outstanding. Weighted average LP Units includes 5,366,898 of LP Units issued on September 29, 1995 and 1,647,059 LP Units assumed outstanding from the related deferred purchase consideration of $35,000,000 assumed in conjunction with the acquisition of Harris Associates L.P. (see note 3). The actual deferred purchase consideration will be settled in cash and LP Units, based on selection by the seller's partners.

  The following table presents the calculation of primary and fully diluted net income per LP Unit:

                                          THREE MONTHS ENDED  NINE MONTHS ENDED
                                             SEPTEMBER 30,      SEPTEMBER 30,
                                          ------------------- -----------------
                                            1994      1995      1994     1995
                                          --------- --------- -------- --------
Net income..............................  $  10,185 $  12,522 $ 34,091 $ 39,231
Restricted unit plan compensation.......      1,643     1,449    5,564    4,391
                                          --------- --------- -------- --------
Income available for proportionate allo-
 cation.................................  $  11,828 $  13,971 $ 39,655 $ 43,622
                                          ========= ========= ======== ========
Primary and fully diluted net income per
 LP Unit................................  $     .37 $     .43 $   1.24 $   1.36
                                          ========= ========= ======== ========
Weighted average LP Units outstanding...     31,990    32,134   31,993   32,038
                                          ========= ========= ======== ========

                                    6 of 15

                     NEW ENGLAND INVESTMENT COMPANIES, L.P.

NOTE 3--ACQUISITION OF HARRIS ASSOCIATES L.P.

  On September 29, 1995, NEIC purchased substantially all of the assets and acquired certain liabilities of Harris Associates L.P. ("Harris"), a Chicago-based investment management company with approximately $7 billion of assets under management. The purchase price was $175,000,000 payable in 5,366,898 of newly issued LP Units totaling $95,262,000 and promissory notes due January 10, 1996 (the "Notes") in the aggregate amount of $79,738,000. The LP Unit price of $17.75 was determined at market value under a formula as set forth in the Partnership Admission Agreement (the "Agreement"). The Notes are secured by an $80,000,000 letter of credit. Payment upon maturity is expected to be financed with a privately placed seven-year financing.

  Pursuant to the Agreement, NEIC expects to make a contingent payment on April 2, 1997, also in LP Units, cash or a combination thereof (based on selection by the seller's partners), as a purchase price adjustment based upon the performance of Harris' business in 1996. The minimum contingent payment is expected to approximate $35,000,000 based upon Harris' projected 1995 qualifying revenues as defined in the Agreement.

  The acquisition has been accounted for under the purchase method of accounting and has resulted in the recording of approximately all of the consideration as an intangible asset for financial reporting purposes.

  The acquisition of Harris is reflected in NEIC's consolidated balance sheet as of September 30, 1995. The following pro forma unaudited financial information reflects the combined operating results of NEIC and Harris for the nine months ended September 30, 1994 and 1995, respectively, as if the acquisition had occurred on January 1, 1994. The pro forma financial information is derived from the historical financial statements of NEIC and Harris. Adjustments have been made to reflect amortization of the intangible assets, financing costs and the revenue sharing arrangement between NEIC and Harris. The pro forma financial information does not necessarily reflect the results of operations that would have been obtained had the acquisition occurred on the assumed date, nor is the pro forma financial information necessarily indicative of the results of the combined entities that may be achieved for any future period.

                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                         -------------------------------------
                                             PRO FORMA          PRO FORMA
                                                1994               1995
                                         ------------------ ------------------
                                         (IN THOUSANDS, EXCEPT PER UNIT DATA)
     Revenues
       Management and advisory fees..... $          190,098 $          208,084
       Other revenues...................             20,450             29,591
       Gain on partial sale of affili-
        ate.............................              4,746              4,712
                                         ------------------ ------------------
                                                    215,294            242,387
                                         ------------------ ------------------
     Expenses
       Compensation and benefits........            101,011            112,073
       Amortization of intangible as-
        sets............................             18,891             18,982
       Other............................             58,782             67,634
                                         ------------------ ------------------
                                                    178,684            198,689
                                         ------------------ ------------------
     Income before income taxes.........             36,610             43,698
       Provision for income taxes.......                923              1,035
                                         ------------------ ------------------
     Net income......................... $           35,687 $           42,663
                                         ================== ==================
     Primary and fully diluted net in-
      come per LP Unit.................. $             1.06 $             1.21
                                         ================== ==================

                                    7 of 15

                     NEW ENGLAND INVESTMENT COMPANIES, L.P.

NOTE 4--TAX CONSIDERATIONS FOR UNITHOLDERS

  Management believes that, as a result of the Omnibus Budget Reconciliation Act of 1993 and a special tax election which NEIC has made, unitholders purchasing units in the open market after August 10, 1993 will be allocated current amortization over fifteen years of a substantial portion of the purchase price of the units. Taking into account the amortization deductions and other book-tax differences, the Partnership expects that Partnership distributions will significantly exceed net taxable income allocable to unitholders for those who purchased units after August 10, 1993. The amortization deductions represent the amortization over fifteen years of the portion of each unitholder's purchase price allocated to the intangible assets of the Partnership qualifying under Code Section 197. Such amortization deductions will decrease the unitholder's tax basis, and will likely be recaptured as ordinary income upon disposition of the LP Units. The following example of this benefit assumes an individual purchased units during December 1994 and held them for the entire three quarters of 1995. This unitholder would have a convention purchase price as defined in NEIC's Partnership Agreement of $15.50 of which $14.50 is allocated to Section 197 assets.

                                                            NINE MONTHS ENDED
                                                            SEPTEMBER 30, 1995
                                                            ------------------
       Estimated tax amortization per LP Unit..............       $ .72
       Less financial statement amortization per LP Unit...        (.26)
                                                                  -----
         Tax benefit for the nine months ended September
          30, 1995.........................................       $ .46
                                                                  =====

  The amount of amortization deductions allocated to purchasers depends on a number of factors. Under federal tax law, a unitholder will be required to pay tax on his or her allocable share of the Partnership's income regardless of the amount of distributions made by the Partnership. As individual tax situations may vary, each prospective purchaser of LP Units is urged to consult his or her tax advisor. See also Note 5 below. Individual K-1s prepared for each unitholder identify the specific tax benefit allowable to that unitholder.

NOTE 5--THE PROPOSED MERGER OF NEW ENGLAND MUTUAL AND METROPOLITAN LIFE

  New England Mutual recently announced an agreement to merge with Metropolitan Life Insurance Company ("Metropolitan Life"). This merger is expected to take place in early 1996. The transfer of New England Mutual's interest in NEIC to Metropolitan Life incident to the proposed merger could cause a technical termination and reconstitution of NEIC as a partnership for federal income tax purposes. The parties have agreed to cooperate to prevent this event from occurring. Nevertheless, were this to occur, management expects to preserve to public unitholders the benefits of amortization tax deductions that they would have enjoyed if the termination had not occurred. Termination, if it occurred, would have no effect on NEIC continuing its status as a master limited partnership.

  Copley serves as investment manager of a number of New England Mutual separate accounts, holding interests in real estate for third party clients. The proposed merger may constitute a transfer of these interests in certain circumstances resulting in the incurrence of additional expenses at the separate accounts and a possible need to refinance debt relating to certain properties. Copley is developing a plan to deal with these matters, and NEIC does not expect any material adverse financial consequences.

                                    8 of 15

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)
NOTE 6--CONTINGENT LIABILITIES

  The Washington State Investment Board (the "SIB") filed suit on July 30, 1993 against Copley and New England Mutual alleging that the SIB retirement funds have lost over $600 million of the $800 million they invested in the Prentiss Copley Investment Group ("PCIG") and other real estate investments advised by Copley. Also on July 30, 1993, the State Teachers Retirement System of Ohio (the "Ohio Board") filed suit against Copley and New England Mutual, alleging it had lost substantially all the value of its $50 million investment in PCIG. These suits allege breach of fiduciary duty, breach of contract, gross negligence and misrepresentation and violation of various state statutes. The suits seek return of amounts invested together with interest, disgorgement of fees and profits, and related costs and expenses. Both plaintiffs have demanded jury trials. The defendants have filed answers to both suits denying all liability and raising a number of affirmative defenses.

  Previous actions raising many of the same issues as the SIB action had been filed by individuals alleging to be beneficiaries of the Washington State retirement plans involved in the SIB action. The dismissal of these actions by the U.S. District Court for the Western District of Washington was appealed by the plaintiffs to the United States Circuit Court of Appeals for the Ninth Circuit, which affirmed the District Court's dismissal.

  Copley and New England Mutual intend to defend the actions vigorously. New England Mutual has agreed to indemnify Copley against any and all liability and expense arising from these suits or out of other claims or actions related to the SIB retirement funds' or the Ohio Board's investments (and pursuant to the agreement is currently paying all expenses of the pending actions). Management believes that significant losses as a result of these suits are remote and should not have a material adverse effect on the financial condition, results of operations and cash flows of NEIC. Management has based its conclusion on its assessment of the merits of the cases, the current status of the cases, the background of the litigation, and, in light of these factors, New England Mutual's agreement to indemnify Copley for its expenses and liabilities, if any.

NOTE 7--INVESTMENT IN AFFILIATE

  NEIC held a 58% and 54% limited partner interest in Capital Growth Management Limited Partnership ("CGM") on December 31, 1994 and September 30, 1995, respectively. The remaining limited partnership interest is owned indirectly by the management of CGM, who are obligated to apply a defined portion of their CGM earnings to purchase additional partnership interests from NEIC at a pre-determined formula until NEIC's ownership interest is reduced to 50%. Gains recognized in the first quarter of 1994 and 1995 of $4,746,000 and $4,712,000, respectively, resulted from agreed-upon sales of CGM partnership interests.

NOTE 8--U.S. GOVERNMENT AGENCY SECURITIES

  U.S. Government agency securities with an amortized cost of $207,527,000 were sold during the first half of 1995. Realized gains on the sales of such securities amounted to $2,024,000. The sales proceeds were used to repay securities sold under agreement to repurchase.

                                    9 of 15

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT OF INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994

  Net income of $12.5 million or $0.43 per LP Unit for the third quarter of 1995 increased $2.3 million (or 16.2% per LP Unit) as compared to net income of $10.2 million or $0.37 per LP Unit for the third quarter of 1994. The increase in net income primarily reflects the growth of equity and fixed income revenues resulting from higher assets under management.

  Management and advisory fees of $57.4 million for the third quarter of 1995 increased $5.9 million (or 11.4%) as compared to $51.6 million for the third quarter of 1994. Strong equity and bond markets combined with growth in new assets under management over the past year resulted in a $4.8 million (or 18.5%) increase in equity and fixed income institutional revenues for the third quarter of 1995 as compared to the third quarter of 1994. Mutual fund revenues grew at 9.8% during the third quarter of 1995 as compared to the third quarter of 1994. Real estate revenues for the third quarter of 1995 were essentially the same when compared to the third quarter of 1994.

  Other revenues of $6.6 million for the third quarter of 1995 were up $1.1 million as compared to $5.5 million for the third quarter of 1994 primarily as a result of increased transfer agency revenues.

  Interest income and other revenues of $0.9 million for the third quarter of 1995 increased $0.3 million as compared to the third quarter of 1994. The increase primarily reflects the gain on the sale of deferred sales commissions balance.

  Compensation and benefits of $30.7 million for the third quarter of 1995 increased $3.3 million (or 11.9%) as compared to the third quarter of 1994. A $1.8 million increase in base compensation and benefits for the third quarter of 1995 as compared to the third quarter of 1994 is primarily the result of annual salary increases combined with increased staffing at certain advisory offices. Variable compensation plans, which are generally based on subsidiary profitability, portfolio performance and sales growth, accounted for $1.5 million of the increase over the third quarter of 1994.

  Distribution costs of $4.7 million for the third quarter of 1995 decreased $0.4 million as compared to the third quarter of 1994. The decrease results from lower amortization of deferred sales commissions due to the sale of the deferred sales commission balance on July 1, 1995.

  Other expense of $9.4 million for the third quarter of 1995 increased $1.4 million as compared to the third quarter of 1994. Included in the third quarter of 1995 are one-time expenses related to certain business ventures and development efforts.

                                   10 of 15

STATEMENT OF INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994

  Net income of $39.2 million or $1.36 per LP Unit for the nine months ended September 30, 1995, increased $5.1 million (or 9.7% per LP Unit) as compared to net income of $34.1 million or $1.24 per LP Unit for the nine months ended September 30, 1994. The increase in net income primarily reflects the growth of equity and fixed income institutional revenues resulting from higher assets under management.

  Management and advisory fees of $165.6 million for the nine months ended September 30, 1995 were up $13.1 million (or 8.6%) as compared to $152.5 million for the nine months ended September 30, 1994. Strong equity and bond markets, combined with growth in new assets under management over the past year, resulted in a $12.9 million (or 17.1%) increase in equity and fixed income institutional revenues. Mutual fund revenues grew more modestly at 3.3%. The increase in fees from the equity mutual funds resulting from market growth of assets was offset by a decline in fees from the money market fund business when compared to the nine months ended September 30, 1994. Real estate revenues were down $1.1 million when compared to 1994 due primarily to lower assets under management resulting from sales.

  Other revenues of $19.1 million for the nine months ended September 30, 1995 were up $3.2 million as compared to revenues of $16.0 million for the nine months ended September 30, 1994. The increase results primarily from higher transfer agency revenues.

  Interest income and other revenues of $7.9 million for the nine months ended September 30, 1995 increased $6.4 million compared to $1.5 million for the nine months ended September 30, 1994. Interest income on the U.S. Government agency securities for the nine months ended September 30, 1995, which were purchased in November of 1994, totaled $4.5 million and was virtually offset by the $3.9 million increase in interest expense in 1995 to finance the acquisition of these securities. The balance of the 1995 increase is due to a $2.0 million gain on the sale of the U.S. Government securities in 1995 which was generally offset by several one-time expenses.

  A gain of $4.7 million on the partial sale of the NEIC's interest in its affiliate, CGM, was realized during the first quarter of 1995 and 1994, respectively. These sales transactions are in accordance with an agreement with management of CGM to increase its ownership interest in CGM.

  Compensation and benefits of $90.3 million for the nine months ended September 30, 1995 was up $9.0 million (or 11.1%) compared to $81.3 million for the nine months ended September 30, 1994. A $5.6 million increase in base compensation and benefits in 1995 is primarily the result of annual salary increases combined with increased staffing at certain advisory offices. Variable compensation plans, which are generally based on subsidiary profitability, portfolio performance and sales growth, increased $3.4 million for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

  Distribution costs of $14.7 million for the nine months ended September 30, 1995 increased $0.9 million as compared to $13.8 million for the nine months ended September 30, 1994. The increase results primarily from promotional costs associated with the launching of a new fund and a new 401(k) marketing initiative.

  Other expenses of $27.7 million for the nine months ended September 30, 1995 increased $4.0 million compared to $23.7 million for the nine months ended September 30, 1994. The increase in 1995 results are primarily due to one-time expenses related to certain business ventures and development efforts.

                                    11 of 15

 ASSETS UNDER MANAGEMENT

  At September 30, 1995, NEIC had $78.3 billion of assets under management, an increase of $16.7 billion (or 27%) as compared to September 30, 1994. The Harris acquisition on September 29, 1995 contributed $7.0 billion of this increase, including $3.6 billion of mutual funds, $1.7 billion in institutional fixed income and equity, and $1.7 billion in private accounts. Excluding the Harris acquisition and institutional real estate, assets under management were up 20% compared to September 30, 1994. Since September 30, 1994, there has been a 6.3% increase in the bond market, as measured by the Merrill Lynch Government Corporate Bond Index and a 26% increase in the stock market, as measured by the S&P 500 Index.

                                      SEPTEMBER 30, DECEMBER 31, SEPTEMBER 30,
                                          1994          1994         1995
                                      ------------- ------------ -------------
                                                   (IN BILLIONS)
Institutional fixed income and equi-
 ty..................................     $38.6        $39.3         $48.8
Mutual funds.........................      13.3         12.8          19.1
Private accounts and other...........       2.7          2.6           4.4
Institutional real estate............       7.0          6.6           6.0
                                          -----        -----         -----
  Totals.............................     $61.6        $61.3         $78.3
                                          =====        =====         =====

 CAPITAL RESOURCES AND LIQUIDITY

  Operating cash flow of the Partnership not required for normal business operations, working capital needs or growth strategies is generally distributed to unitholders each quarter. Distributions are typically declared during the last month of the calendar quarter to which the distribution relates. On September 19, 1995, the Board of Directors of NEIC declared a distribution of $14.1 million or $0.44 per LP Unit payable on November 15, 1995 to unitholders of record on September 30, 1995.

  Cash and cash equivalents at September 30, 1995 totaled $40.7 million, an increase of $23.8 million as compared to December 31, 1994. The increase reflects the proceeds from the sale of the deferred sales commissions and the sale of U.S. Government agency securities, the proceeds of which were also used to satisfy the balance of securities sold under agreement to repurchase. An additional $20.0 million was available from the unused $20.0 million bank line of credit. The $5.0 million note payable at December 31, 1994 borrowed under this line of credit was repaid during January 1995.

  Net cash provided by operations of $65.0 million in 1995 increased $18.6 million from the $46.4 million provided in 1994. The increase was primarily the result of the sale of deferred sales commissions, combined with the increase in accounts payable and other liabilities of $10.5 million due primarily to the Harris acquisition.

  NEIC acquired the assets and certain liabilities of Harris on September 29, 1995 for an initial payment of $175.0 million paid in $79.7 million of promissory notes, $95.3 million of newly issued LP Units and an additional payment estimated to be $35.0 million in April 1997. The $79.7 million in promissory notes mature in January 1996. Payment is expected to be financed with a privately placed seven-year financing with an all-in rate of approximately 7.3% based on current market conditions.

  NEIC's subsidiary, Copley, and New England Mutual have been named in the litigation described in Note 6 to the accompanying financial statements. Management believes that significant losses as a result of these suits are remote and should not have a material adverse effect on the financial condition, results of operations and cash flows of NEIC. Management has based its conclusion on its assessment of the merits of the cases, the current status of the cases, the background of the litigation, and, in light of these factors, New England Mutual's agreement to indemnify Copley for its expenses and liability, if any.

                                   12 of 15

                          PART II.--OTHER INFORMATION

ITEM 5. OTHER INFORMATION

 CERTAIN OPERATING POLICIES

  NEIC bases its distribution and other operating policies on operating cash flow per LP Unit. Management defines operating cash flow per LP Unit as net income per LP Unit plus amortization of the intangible assets associated with acquisitions adjusted for any other significant non-cash items. Capital gains are not reflected as a component of operating cash flow per LP Unit. NEIC generally intends to distribute substantially all of its operating cash flow per LP Unit not required for normal business operations, working capital needs or growth strategies.

  The Harris acquisition has resulted in the recording of an intangible asset of $213.4 million. The resulting amortization, combined with the amortization that arose from the Reich & Tang combination, is a non-cash expense that will not affect cash available for distribution to partners. Historical and pro forma operating cash flow per LP Unit for the nine months ended September 30, 1995 giving effect to the Harris acquisition follows (in thousands, except per unit data):

                                      NINE MONTHS            NINE MONTHS
                                      HISTORICAL              PRO FORMA
                                      -----------            -----------
                                 PER L.P. UNIT AMOUNT   PER L.P. UNIT AMOUNT
                                 ------------- ------   ------------- ------
Income available for
 proportionate allocation.......    $ 1.36     $43,622     $ 1.21     $47,054
Add amortization of intangible
 assets.........................       .26       8,312        .48      18,983
Less capital gains..............      (.15)     (4,712)      (.12)     (4,712)
                                    ------     -------     ------     -------
Operating cash flow.............    $ 1.47     $47,222     $ 1.57(1)  $61,325
                                    ======     =======     ======     =======
Distributions declared..........    $ 1.30                    n/a
                                    ======                 ======
Weighted average LP Units
 outstanding....................    32,038                 39,000(1)
                                    ======                 ======

  The above calculation of operating cash flow per LP Unit should be read in conjunction with the historical financial statements of NEIC and Harris, and the notes thereto. Operating cash flow per LP Unit should not be considered as an alternative to net income per LP Unit or as an alternative to cash flow provided by operating activities as reported in the statement of cash flows.
--------
(1) Pro forma weighted average LP Units outstanding includes 1,647,059 LP Units that are assumed to be issued during 1997 resulting from the estimated contingent payment due Harris based on its 1996 results. Excluding the 1,647,059 LP Units that may be issued resulting from the contingent payment due Harris, pro forma operating cash flow per LP Unit would be $1.64 per LP Unit. See the pro forma financial information appearing herein in Item 1, Note 3 to the consolidated financial statements, for additional information.

 THE PROPOSED MERGER OF NEW ENGLAND MUTUAL AND METROPOLITAN LIFE

  NEIC does not expect that the proposed merger described in Note 5 to the accompanying financial statements will result in a change in the management, policies or strategies of NEIC. It is likely that after the merger, the Board of Directors of New England Investment Companies, Inc., the general partner of NEIC, would include a simple majority of members designated by Metropolitan Life.

                                   13 of 15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  The following documents are filed as part of this report:

 FORM 8-K FILINGS

  On August 17, 1995, NEIC filed a Form 8-K dated August 16, 1995. The Form 8-K included as an exhibit a press release which announced New England Mutual's board approval of an agreement to merge into Metropolitan Life Insurance Company.

  On October 10, 1995, NEIC filed a Form 8-K dated September 29, 1995 with the Securities and Exchange Commission. The Form 8-K reported the purchase of substantially all of the assets and the assumption of certain liabilities of Harris by NEIC. Financial statements filed as part of this Form 8-K included those of the businesses acquired and the pro forma financial information of the combined entities as follows:

(a) Financial statements of businesses acquired.

    (i) Consolidated Audited Financial Statements of Harris Associates L.P. and Subsidiaries as of December 31, 1994, 1993 and 1992.

    (ii) Consolidated Unaudited Financial Statements of Harris Associates L.P. and Subsidiaries as of June 30, 1995 and 1994.

(b) Pro forma financial information.

    (i) Unaudited Pro Forma Condensed Combined Balance Sheet of New England Investment Companies, L.P. as of June 30, 1995.

    (ii) Unaudited Pro Forma Condensed Combined Statement of Operations of New England Investment Companies, L.P. for the Six Months Ended June 30, 1995.

    (iii) Unaudited Pro Forma Condensed Combined Statement of Operations of New England Investment Companies, L.P. for the Year Ended December 31, 1994.

  On November 9, 1995, NEIC filed a Form 8-K dated November 8, 1995 with the Securities and Exchange Commission. The Form 8-K reported the audited balance sheet and notes thereon of New England Investment Companies, Inc. at December 31, 1993 and 1994 and certain management contracts entered into by NEIC.

                                   14 of 15

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          New England Investment Companies, L.P.
                                          --------------------------------------
                                                        Registrant


Date:      November 13, 1995              By:        /s/ G. Neal Ryland
      -------------------------------         ----------------------------------
                                              G. Neal Ryland
                                              Executive Vice President and
                                              Chief Financial Officer

                                    15 of 15