Form 10-K
period 1995-12-31
NEW ENGLAND INVESTMENT COMPANIES L P
filed 1996-03-25
CIK 812488

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995 or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ____________________ to ____________________

Commission File Number 1-9468

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                    --------------------------------------
            (Exact name of registrant as specified in its charter)

             DELAWARE                                    13-3405992
    ------------------------------                  --------------------
    State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization                   Identification No.)

399 Boylston Street, Boston, Massachusetts                         02116
------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code        (617) 578-3500
                                                  ----------------------
Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered
Units of Limited Partnership Interest           New York Stock Exchange
-------------------------------------  -----------------------------------------

          Securities registered pursuant to section 12(g) of the Act:
                                     None
--------------------------------------------------------------------------------

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of Units of Limited Partnership Interest ("Units") held by non-affiliates of the registrant at March 15, 1996 (based on the closing price at which the Units of Limited Partnership Interest were sold on the New York Stock Exchange) was approximately $80,500,000.

  The issuer is a limited partnership. There were 37,285,516 Limited Partnership Interests outstanding at March 15, 1996.

                                    PART I

ITEM 1.  BUSINESS.


HISTORICAL

          New England Investment Companies, L.P. ("NEIC" or the "Partnership") results from the contribution by New England Mutual Life Insurance Company ("New England Mutual"), on September 15, 1993, of the businesses and substantially all of the assets of New England Investment Companies, Inc. (a wholly-owned indirect subsidiary of New England Mutual) to Reich & Tang L.P. ("Reich & Tang"), a publicly traded limited partnership listed on the New York Stock Exchange.

          At the time of this transaction, characterized herein as an acquisition, a new corporation named New England Investment Companies, Inc. became the sole general partner of the Partnership, succeeding Reich & Tang, Inc. ("RTI"). New England Investment Companies, Inc. (the "General Partner") is a wholly owned subsidiary of New England Mutual. As of March 15, 1996, New England Mutual beneficially owned all of the Partnership's general partnership units ("GP Units") and approximately 20.8 million (56%) of the Partnership's limited partnership units ("Units").

GENERAL

          The Partnership is a major investment manager that offers a broad array of investment management products and styles across a wide range of asset categories to institutions and individuals. NEIC operates through eight investment management firms (the "Investment Management Firms") and five distribution and consulting firms (the "Distribution and Consulting Firms" and, together with the Investment Management Firms, the "Firms" or "Subsidiaries"). NEIC's assets under management include domestic and international fixed income and equity securities, real estate, money market funds and options.

          The Partnership's strategy is to capitalize on growth opportunities for investment management services in the institutional, mutual fund and private client markets. It offers its clients investment management services through a decentralized organization that enables its firms to implement their own distinct investment specialties and philosophies. The Partnership believes this approach fosters an entrepreneurial environment which encourages the development of new, innovative investment management products and services, while maintaining access to the significant resources of the larger organization. The Partnership supports the Firms' existing businesses and new initiatives that demonstrate substantial potential for growth in assets under management by allocating capital and other resources to those businesses and initiatives. In addition, the Partnership and the Firms identify opportunities for joint marketing efforts, enhanced distribution of investment products (such as mutual funds) and operational efficiencies across the organization.

          The Investment Management Firms are primarily responsible for developing and implementing their own investment philosophy, business plans and management fees. Each Investment Management Firm manages its business independently on a day-to-day basis and maintains an image and identity that is separate from both the Partnership and the other Investment Management Firms.

          The Partnership makes available distribution, consulting and administrative services which the Investment Management Firms draw upon as needed. These services include assistance in marketing and product development, primarily on behalf of its smaller Investment Management Firms. The Partnership also provides several of the firms with certain financial, legal, management information, employee benefits and administrative support services.

          The Partnership seeks to grow by expanding the Investment Management Firms' capabilities; increasing and focusing its marketing efforts; selectively expanding its distribution channels; and selectively pursuing the acquisition of investment management firms.

          In August 1995, New England Mutual, NEIC's largest investor and sole shareholder of the General Partner, announced an agreement to merge (the "Merger") with Metropolitan Life, with Metropolitan Life to be the surviving entity. This merger, which is subject to various policyholder and regulatory approvals, is expected to take place in the first half of 1996. See Item 1, The Proposed Merger of New England Mutual and Metropolitan Life.

ACQUISITION STRATEGY

          The Partnership seeks to increase cash flow and unitholder ("Unitholder") distributions through internal growth and the acquisition of investment management firms serving institutional and individual clients. The Partnership generally seeks acquisitions that are expected to be "accretive," meaning that the acquisition would be expected to increase cash flow available for distribution to Unitholders. The Partnership has identified several key aspects of its general acquisition strategy.

          In accordance with this strategy, the Partnership expects to preserve the independent identity of acquired firms, which (as in the case of the current Investment Management Firms) would operate with substantial autonomy, retaining control of investment decisions, investment philosophy and day-to-day operations. The Partnership would generally have minority representation on the board managing the acquired firm, but the firm's executive personnel would be responsible for reviewing their firm's results, plans and budgets. Key employees would generally be expected to continue as active participants in the acquired business under employment agreements executed at the time of acquisition.

          The Partnership is prepared to consider various types of financial arrangements with the owners of the acquired firm, depending on their circumstances. The Partnership believes that, in many situations, its current and expected future ability to operate by means of flow-through entities for tax purposes will permit a significant majority of cash flow to be preserved for the principals of the acquired firm through the ownership of Units and through tailored incentive plans. This ability may be particularly helpful in permitting the owners of firms currently structured as flow-through entities (partnerships and "S" corporations) to achieve diversification while maintaining cash flow.

          Under the Partnership's strategy for possible acquisitions, key employees of acquired firms may be compensated through firm profit-sharing plans and Partnership Unit option plans. A portion of the acquired firm's profit or revenue may be retained for management, subject to later exchange for Units or cash pursuant to a prearranged formula. In this way, the next "generation" of management will have the opportunity to participate in the growth of the firm, while the current principals retain a portion of their cash flow interest directly in the firm.

          The Partnership may provide support to acquired firms in appropriate situations, through capital advances (for internal growth or the acquisition of compatible businesses) and through services provided by the Distribution and Consulting Firms, including mutual fund and institutional marketing.

          Recently the market for investment management firms has been relatively active, with many firms seeking to be acquired or forming strategic partnerships. At the same time, the competition to acquire successful firms has increased significantly. The success of the Partnership's acquisition strategy will depend on its ability to offer terms competitive in the marketplace. The 1995 acquisition of Harris Associates L.P. (the "Harris Acquisition") is an example of the Partnership's implementation of its strategy. The Partnership continues to actively evaluate investment management firms for potential acquisition as part of its growth strategy.

ASSETS UNDER MANAGEMENT AND ASSET CLASSES

    The following table summarizes the Partnership's assets under management as if the acquisition of Reich & Tang and the Harris Acquisition had occurred on January 1, 1991:


                                          AT DECEMBER 31, (a)
                            ---------------------------------------------
                               1991     1992     1993     1994     1995
                            ---------------------------------------------
                                             (in millions)
Institutions:
   Fixed Income and Equity    $31,250  $32,686  $38,024  $40,642  $50,180
   Real Estate Assets          13,120   11,399    8,276    6,600    5,942
Mutual Funds                    9,731   11,170   15,465   15,537   20,260
Private Accounts and Other      3,900    3,978    4,405    4,239    4,602
                              -------  -------  -------  -------  -------

                              $58,001  $59,233  $66,170  $67,018  $80,984
                              -------  -------  -------  -------  -------

----------------

(a) Includes all assets under management for Capital Growth Management Limited Partnership ("CGM") which, as of December 31, 1995, was 54% owned by the Partnership. Assets are shown at net asset value except for real estate which is shown at gross asset value.


PRIMARY MARKETS

    The two primary markets for the investment management services offered by NEIC's Investment Management Firms are the institutional and mutual fund markets. Several of the Investment Management Firms also accept individually managed private accounts for high net worth individuals.

    The Institutional Market. The institutional market for investment management services includes corporate, government and labor union pension plans, charitable endowments and foundations and corporations purchasing investment management services for their own account. All of NEIC's Investment Management Firms serve the institutional market.

    The Partnership's Investment Management Firms market their services to the institutional market through a number of channels. Several of the Investment Management Firms employ full-time marketing or client relations specialists to serve the institutional market while others receive marketing assistance from the Partnership and New England Investment Associates ("NEIA"), one of the Distribution and Consulting Firms. The Partnership believes that significant cross-marketing opportunities exist within each Investment Management Firm, particularly with respect to the large client and consultant-driven markets. In addition to the efforts of full-time marketing professionals, senior management personnel and investment professionals at most of the Investment Management Firms actively market their respective firm's services to institutional clients.

    Mutual Funds. The Partnership's Investment Management Firms advise or sub-advise a total of eighty-two open-end mutual funds, the great majority of which are grouped into six fund "families" and are marketed through a variety of channels, as set out below.

    The Reich & Tang Funds consist of two fixed income, two equity and sixteen money market funds marketed on a no-load basis. The money market funds are offered primarily on a "private label" basis through financial intermediaries to their customers. At December 31, 1995, the total assets managed by the Reich & Tang Funds were approximately $6.5 billion, all of which are managed by Reich & Tang Mutual Funds or Reich & Tang Capital Management.

    The New England Fund Group consists of ten fixed income, eight equity, one balanced and three money market funds marketed on a commission basis through broker-dealers, including New England Securities, which serves as broker-dealer for the New England Mutual insurance agent field force. At December 31, 1995, the total assets sub-advised by various of the Investment Management Firms were approximately $5.4 billion.

    The Oakmark Funds consist of five equity funds managed by Harris Associates L.P. marketed on a no-load basis. At December 31, 1995, total assets managed by The Oakmark Fund Group, all of which are managed by Harris, were approximately $4.1 billion. The group includes the $3.3 billion Oakmark Fund and the $0.8 billion Oakmark International Fund. In October 1995, Harris Associates L.P. added three new no-load equity funds to its family of funds.

    The CGM Funds consist of two fixed income, two equity and one balanced fund marketed on a no load basis. At December 31, 1995, total assets managed by the CGM Funds, all of which are managed by CGM, were approximately $1.7 billion.

    The New England Zenith Funds, managed by the Partnership's Investment Management Firms, consist of one fixed income, six equity, two managed (multi-sector) and one money market fund which serve as investment vehicles for variable annuity and variable life insurance products issued by New England Mutual and an affiliate and sold through broker-dealers, including New England Securities. At December 31, 1995, total assets sub-advised for New England Zenith Funds by the Partnership's Investment Management Firms were approximately $1.6 billion.

    The Loomis Sayles Funds consist of five fixed income and four equity funds managed by Loomis Sayles and are marketed on a no-load basis to individuals who are clients of Loomis Sayles and others. At December 31, 1995, total assets were approximately $0.6 billion.

    In addition, the Investment Management Firms sub-advise eleven funds not included in the above groups with total assets of $0.4 billion at December 31, 1995.


INVESTMENT MANAGEMENT FIRMS

    NEIC has eight Investment Management Firms, each of which follows an independent investment strategy and philosophy. The following is a brief description of their respective businesses.

    Loomis, Sayles & Company, L.P. ("Loomis Sayles"). Loomis Sayles was established in 1926 and was acquired by New England Mutual in 1968. At December 31, 1995, Loomis Sayles managed more than one-half of all assets managed by the Investment Management Firms.

    Loomis Sayles actively manages portfolios of publicly traded fixed-income securities, equity securities, options and other financial instruments for a client base consisting of institutional clients (with the largest client groups being corporate, governmental and union pension funds), endowments and foundations, and third-party corporate investment portfolios. Loomis Sayles also manages assets for private accounts for high net worth individuals and mutual funds, and launched the Loomis Sayles Funds in May 1991.

    Loomis Sayles has offices in twelve cities nationwide. Each office maintains its own independent investment strategies and styles tailored to its particular investment expertise and client mix, subject to the requirement that portfolios generally be constructed from securities which are followed by Loomis Sayles' centralized research group. Loomis Sayles utilizes an internal national marketing group to supplement and coordinate the marketing efforts of the professionals in the various offices, to broaden the firm's geographic representation, and to better focus on Loomis Sayles' relationships with major investment management consultants.

    Harris Associates L.P. ("Harris"). Founded in 1976, Harris is a Chicago-based investment advisory firm with institutional, private client and multi-manager product offerings. Harris also serves as the investment advisor for the Oakmark Fund Group. Prior to its acquisition on September 29, 1995, Harris was a privately held partnership. Harris mostly manages equity securities and generally follows a value approach to investing.

    Back Bay Advisors, L.P. ("Back Bay"). Organized in 1986 as a spin-off from New England Mutual, Back Bay manages mutual funds in two of the Partnership's mutual fund groups as well as investment portfolios for the New England Mutual general account ("General Account") and a limited number of other institutional investors. Back Bay's principal investment specialty is fixed-income management with an emphasis on intermediate term, low volatility, higher quality portfolios.

    Copley Real Estate Advisors, Inc. ("Copley"). Organized by New England Mutual in 1981, Copley provides real estate investment services to New England Mutual, tax exempt institutional investors and others. Copley's tax-exempt investment clients typically participate in one or more of the several pooled funds sponsored by Copley, although some have entered into direct management contracts with Copley. Copley also manages a real estate investment trust and real estate limited partnerships designed for and distributed to individual investors.

    Copley's traditional value-added approach to client investing typically emphasizes development joint ventures with local real estate firms. Copley's strategy also concentrates on certain geographic markets. Copley has traditionally focused on selected property classes, including industrial and warehouse facilities, research and development facilities, residential developments, suburban office parks and undeveloped land. Copley's properties encompass industrial, office, single-family residential, multifamily, retail and land. See also Item 1, Services Involving Real Estate.

    Reich & Tang Mutual Funds ("R&T Mutual Funds"). Started in 1974, R&T Mutual Funds manages mutual funds that are marketed primarily through brokerage houses and regional commercial banks, many of which offer the funds to customers as their own "private label" products. In addition, it acts as administrator for mutual funds advised by others and for the equity funds managed by R&T Capital Management.

    Reich & Tang Capital Management ("R&T Capital Management"). Established in 1970, R&T Capital Management manages mutual funds, private investment partnerships and equity securities for institutions and individuals. R&T Capital Management emphasizes fundamental research and its philosophy is to seek investment opportunities in companies with small to medium market capitalization, strong management, significant market share and relatively low risk.

    Westpeak Investment Advisors, L.P. ("Westpeak"). Established in 1991, Westpeak provides customized quantitative equity management for institutional investors, such as pension plans, foundations, and endowments, including assets of New England Mutual and of mutual funds.

    In 1995, the Partnership converted its equity in two smaller investment management firms, which together managed $437 million in assets at December 31, 1995, into carried interests.

Other Investment Management Firms

    Capital Growth Management Limited Partnership ("CGM"). CGM provides investment management services for mutual funds and for a limited number of large institutions and individual clients. CGM follows primarily an aggressive, growth-oriented strategy. CGM was established in 1990 through a spin-off of its operations from Loomis Sayles. As of December 31, 1995, the Partnership held a 54% limited partnership interest in CGM. The remaining interest is primarily held by its corporate general partner which is owned by CGM's principals, who are obligated to apply a defined portion of their CGM earnings to purchase additional partnership interests from the Partnership at a pre-determined formula price until such time as the Partnership's ownership interest is reduced to 50%, which is expected to occur in 1996. The Partnership regards its interest in CGM as a passive investment and accounts for this interest using the equity method.

New England Funds Management, L.P. ("NEFM"). Established in 1995, NEFM serves as the investment advisor for all funds in the New England Funds Group, twenty of which are solely sub-advised by, and two of which are partially sub-advised by, other investment management firms.

DISTRIBUTION AND CONSULTING FIRMS

    NEIC and its five Distribution and Consulting Firms provide the Investment Management Firms with a network of distribution, marketing and administrative services.

    New England Funds, L.P. ("NEF"). NEF serves as the distributor, transfer agent and administrator of the twenty-two mutual funds in the New England Fund Group. NEF is registered with the Securities and Exchange Commission (the "Commission") as a broker-dealer and transfer agent. It is responsible for product development, marketing, and shareholder services and relations for the New England Funds Group, which had approximately 344,000 shareholder accounts at December 31, 1995.

    NEF distributes mutual funds through the retail sales network of New England Securities Corporation ("NES"), a broker-dealer subsidiary of New England Mutual and through unaffiliated broker-dealers. NEF has devoted significant efforts to building stable, long-term relationships with regional and national brokerage firms.

    New England Investment Associates, Inc. ("NEIA"). Established in 1989, NEIA provides institutional marketing and consulting services to the Partnership and certain of the Investment Management Firms. NEIA also assists the Partnership in identifying and designing new product opportunities which may be offered through existing subsidiaries, new ventures or acquired companies.

    Reich & Tang Distributors L.P. ("R&T Distributors"). R&T Distributors serves as the distributor for all of the Reich & Tang Funds. It operates primarily as a "wholesaler" of fund shares to financial intermediaries, who have direct contact with the funds' retail shareholders.

    Reich & Tang Services L.P. ("R&T Services"). R&T Services acts as transfer agent with respect to approximately 279,000 shareholder accounts in the Reich & Tang Funds at December 31, 1995.

    Graystone Partners L.P. ("Graystone"). Graystone serves as a consultant and marketing agent with respect to asset allocation and management services provided to individuals and families of substantial wealth.

INVESTMENT MANAGEMENT AGREEMENTS AND FEES

    Services to Clients Other than New England Mutual. The investment management accounts of the Partnership's Investment Management Firms generally are managed pursuant to written investment management agreements with clients which, with very limited exceptions, are terminable at any time or upon relatively short notice (typically 30-60 days) by either party. Copley's investment management contracts are generally either with New England Mutual on behalf of one of its segregated asset accounts, or with a partnership in which Copley or its principal subsidiary serves as a general partner.

    Services generally are offered on a discretionary basis, where an Investment Management Firm would make the investment decisions for the assets under management, and in certain cases on an advisory basis, where the firm recommends securities and investment policies and strategies to its clients. The Partnership's Investment Management Firms' contracts may not be assigned without the consent of the client. Investment management agreements with mutual funds may be terminated at any time by the fund upon 60 days' notice, and terminate automatically in the event of their assignment. For purposes of all contracts entered into by those Investment Management Firms which are investment advisors registered with the Commission, "assignment" of investment management contracts is defined to include certain changes in ownership of the Partnership (or New England Mutual) or the Investment Management Firms themselves.

    In providing investment management services, the Partnership's Investment Management Firms are principally compensated on the basis of fees calculated as a percentage of assets under management. For the Investment Management Firms other than Copley, the fee schedules typically provide lower incremental fees above certain levels of managed assets.

    Management fees for mutual funds are calculated based upon the fund's average daily net assets. Fees paid by a fund are negotiated between the fund's advisor and the fund's board of trustees or directors, including a majority of those who are disinterested. Subsequent changes in the fees must generally be approved by the fund's shareholders. As a practical matter, mutual fund fees are revised infrequently, and fee negotiations are influenced by competitive forces in the mutual fund industry.

    Services to New England Mutual General Account. As of December 31, 1995 certain of the Investment Management Firms managed approximately $6.8 billion of New England Mutual's General Account assets. These services were provided principally under separate investment management agreements (the "Management Agreements") with several of the Investment Management Firms and contain annual fee rates depending upon the class of asset advised and investment objectives. NEIC earned $15.0 million under this agreement in 1995. NEIC also earned $1.5 million in 1995 under a special incentive fee arrangement for the sale of real estate assets, in support of New England Mutual's General Account portfolio reallocation goals. For 1996, the Management Agreements have been amended to effect minor variations in the annual fee rates in effect based on current market rates and to set the aggregate minimum fee payable at $13.0 million. Additionally, there is an opportunity to continue to earn special incentive fees if real estate assets are sold to unaffiliated buyers. Although the Management Agreements can be terminated and assets can be allocated to outside managers, the $13.0 million minimum fee for 1996 is payable to NEIC in the absence of a material breach of the Management Agreements. Any future rate changes will be negotiated, and management expects that such negotiated rates will be competitive in the market at such time.

    Services Involving Real Estate. As a real estate investment manager, Copley is subject to a number of special considerations. From 1990-1993, Copley experienced declines in assets under management and related fee income primarily due to the sale of real estate and the withdrawal of Copley as a manager of a $1.2 billion pooled fund ("PCIG"). This decline was accentuated at Copley because its investment program featured developmental real estate and the use of leverage, and because approximately 33% of its advised real estate was located in Southern California. In addition, Copley's largest client, New England Mutual, embarked in 1990 on a program to reallocate a significant amount of its real estate assets to other asset classes.

    The difficult real estate investment market of the late 1980's and early 1990's resulted in Copley's primary focus being placed on the management of its existing portfolios and a limited emphasis being placed on new business opportunities. However, real estate appears to have stabilized, including real estate in Southern California. Also in 1995, all of Copley's noninstitutional real estate limited partnerships had positive annual returns and three out of the four institutional portfolios had positive annual returns. Also, in 1995, Copley raised over $200 million in new equity capital for two new major real estate initiatives and was involved in new product development and new acquisitions for existing funds.

    Although a majority of Copley's client portfolios do not currently permit client withdrawal, several significant portfolios are now subject to or over the next five years will become open to client requests for withdrawals.

    Although Copley primarily serves as investment manager rather than an owner of real estate, Copley or an affiliate serves as general partner with respect to many of the investment funds sponsored by Copley. As a result, Copley or its affiliate might have potential liability for tort and environmental claims, and, in a limited number of cases, for debt related to the real estate portfolios. Copley has taken specific steps to manage these contingencies and believes there are generally several sources of prior responsibility for these potential liabilities. Copley is a defendant in litigation relating to one of the portfolios it formerly advised, as to which it has received indemnification from New England Mutual. See Item 3, "Legal Proceedings".

COMPETITION

    The investment management business is highly competitive. NEIC and the Investment Management Firms compete with a large number of investment management firms, commercial banks, insurance companies and others, many of which are larger and have access to greater resources. Furthermore, in some instances the Investment Management Firms may compete with one another and with New England Mutual for client assets.

    NEIC believes that the most important factors affecting its competition for clients are: the abilities, performance records and reputations of investment managers; the ability to hire and retain key investment managers; the effectiveness of marketing and client services programs; the development of new investment strategies and information technologies; and competitiveness in fees. The Partnership's competitive position also is dependent, in part, on the relative attractiveness of the types of investment products offered and the investment philosophies, strategies and methods of the various Investment Management Firms under prevailing market conditions.

    A large number of mutual funds are sold to the public by investment management firms, broker-dealers, insurance companies and banks in competition with mutual funds sponsored by the Partnership. The retention of client assets is dependent on investment performance and shareholder account service. The retention of assets in load mutual funds, which the New England Fund Group has traditionally offered, is dependent to a significant degree on the ability to attract, retain and compensate retail brokerage salespersons, including both unaffiliated brokers and participating insurance agents in New England Mutual's agent field force.

REGULATION

    The Partnership is subject to extensive governmental regulation and supervision in much of its operations. The Partnership and the Investment Management Firms are subject to the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act") and the mutual funds that they advise, distribute or administer are subject to the Investment Company Act of 1940. Various Partnership entities are also subject to: the net capital and other requirements of broker-dealer registration under the Securities Exchange Act of 1934; commodity trading advisor and commodity pool operator regulation by the Commodity Futures Trading Commission; federal and state laws regulating securities and insurance product offerings; and state laws and regulations regarding investment advisors, broker-dealers and other financial intermediaries. In addition, the Investment Management Firms are subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and to regulations promulgated thereunder, insofar as they are "fiduciaries" under ERISA with respect to their clients.

    Because New England Mutual owns the General Partner and has a significant ownership interest in the Partnership, Massachusetts law relating to the subsidiaries of life insurance companies may apply to the business activities conducted by the Partnership. After the proposed Merger of New England Mutual into Metropolitan Life, Metropolitan Life succeeds to such ownership interests and New York Law may have similar application. However, in neither case is this expected to impose any limitations on the scope or nature of the Partnership's business activities.

    The laws and regulations relating to the Partnership's business generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict any of the firms or individuals associated with such firms from conducting their business in the event that they fail to comply with such laws and regulations. In addition, changes in these laws or regulations could have a material adverse impact on the profitability and mode of operations of the Partnership and the Firms.

EMPLOYEES

    As of December 31, 1995, the Firms (other than CGM) employed approximately 1,000 persons. NEIC believes that, overall, its relations with its employees are satisfactory. Employees are compensated with a combination of salary, discretionary or performance-based bonus, profit sharing and fringe benefits. NEIC has sought to retain its senior employees through compensation arrangements which it believes are competitive in the industry.

POSSIBLE FUTURE RESTRUCTURING OF THE PARTNERSHIP

    The Partnership will cease to be classified as a partnership for federal income tax purposes, and will be treated as a corporation, immediately after December 31, 1997 (or sooner if the Partnership adds a substantial new line of business or otherwise fails to satisfy certain requirements) unless the Partnership ceases to be publicly traded prior to that time. In view of the potentially adverse tax consequences to certain Unitholders, including New England Mutual, of such a change in tax classification ("Change of Tax Status"), the Partnership Agreement confers on the General Partner broad authority to effect a restructuring ("Restructuring") of the Partnership, subject to a standard of good faith on the part of the General Partner.

    The range of possibilities for a Restructuring is broad. Under all possible forms, however, all Unitholders will, independent of tax consequences, continue their respective proportionate participation in the earnings of the Partnership's business. Under several possible forms, however, different Unitholders may participate through different entities. Management believes that it is likely that Non-Public Partners (which generally includes New England Mutual, RTI and other significant Unitholders which have contributed appreciated property to the Partnership as a result of an acquisition by the Partnership) would hold their interests through a private partnership where distributions to owners would not be subject to entity level tax. Management also believes that it is likely that Public Partners (which generally includes all Unitholders other than Non-Public Partners) would participate through an entity which is taxable as a corporation in order to preserve public market liquidity for their interests. Other forms of Restructuring might not involve disparate tax results for the Public and non-Public Partners.

    The General Partner expects that any Restructuring would provide holders of publicly traded Units with the ongoing benefit of public market liquidity for their interests in the Partnership's business. While the partnership agreement (the "Partnership Agreement") provides that the General Partner may impose restrictions on transfer as part of a Restructuring (which may have the effect of preserving the Partnership's tax status as a partnership), the General Partner believes that trading restrictions will not be necessary.

    The General Partner is obligated, in determining the form any Restructuring, to seek to accomplish certain objectives in a specified order of priority. These objectives include: (i) to prevent New England Mutual, and any other partners that may have contributed appreciated property to the Partnership, from recognizing taxable gain as a result of a Change of Tax Status of the Partnership; (ii) to prevent, to the extent reasonably practicable, the interest of New England Mutual and other non-Public Partners from being subject, directly or indirectly, to corporate-level federal income taxes; (iii) to preserve, to the extent reasonably practicable, a public market for the Public Partners' interests in the Partnership (or successor or affiliated entity) following a Change of Tax Status or Restructuring; and (iv) to preserve, to the extent reasonably practicable, the ability of non-Public Partners to dispose of all or part of their interests in the Partnership (or a successor or affiliated entity that has publicly tradable interests) in the public market.

    The General Partner may seek to accomplish the foregoing objectives through a variety of actions, including without limitation the transfer of business assets of the Partnership to existing or new affiliated entities, the mandatory exchange of Units for interests in such affiliated entities and, as discussed above, the imposition of restrictions on the transferability of interests in the Partnership or affiliates of the Partnership, provided that no Restructuring may subject a Unitholder to liability to Partnership creditors without such Unitholder's consent. There can be no assurance that a Restructuring would in fact achieve any of the Partnership objectives. In addition, the Partnership Agreement relieves the General Partner and its affiliates from any fiduciary or other duties to the Partnership or any other Partner for any actions taken or omitted by the General Partner in good faith with respect to a Restructuring.

    The General Partner may commence or effect a Restructuring at any time. However, unless it believes that a Change of Tax Status would otherwise occur prior to January 1, 1998, no Restructuring may be effected which will, prior to December 31, 1997, (i) restrict the transferability of Units held by the public,
(ii) subject interests in the Partnership to corporate-level tax; or (iii) limit the access of non-Public Partners to the public trading market for the Units.

THE PROPOSED MERGER OF NEW ENGLAND MUTUAL AND METROPOLITAN LIFE

    In August 1995, New England Mutual announced an agreement to merge (the "Merger") with Metropolitan Life, with Metropolitan Life to be the surviving entity. This merger, which is subject to various policyholder and regulatory approvals, is expected to take place in the first half of 1996. Metropolitan Life is the second largest life insurance company in the United States in terms of total assets, having assets of over $130 billion (and adjusted capital of over $8 billion) as of June 30, 1995. Incident to the Merger, New England Mutual's ownership interests in NEIC and the General Partner will be transferred to Metropolitan Life, and Metropolitan Life will assume the various contractual obligations of New England Mutual to NEIC and the Firms. This transaction will constitute a technical "change of control" of NEIC under federal securities law. As a consequence, the Investment Management Firms are in the process of soliciting the consent of individual investment advisory clients and the reapproval by mutual fund shareholders of investment management contracts with the funds they advise.

    The transfer of New England Mutual's interest in NEIC to Metropolitan Life incident to the proposed merger is expected to cause a technical termination and reconstitution of NEIC as a partnership for federal income tax purposes. Were this to occur, management expects to preserve to public unitholders substantially all of the benefits of amortization tax deductions that they would have enjoyed if the termination had not occurred. Termination, if it occurred, would have no effect on NEIC continuing its status as a master limited partnership.

    Copley serves as investment manager of a number of New England Mutual separate accounts, holding interests in real estate for third party clients. The proposed merger may constitute a transfer of these interests in certain circumstances resulting in the incurrence of additional expenses at the separate accounts and a possible need to refinance debt relating to certain properties. Copley and New England Mutual are developing a plan to deal with these matters and to protect the interests of Copley and its clients. NEIC does not expect any material adverse financial consequences resulting from this transfer.

FORWARD-LOOKING STATEMENTS

From time to time, management of the Partnership may make written or oral statements that express its views on the Partnership's future performance. As with any forward-looking statement, these statements should be considered in light of certain risks and uncertainties that may cause actual results to vary materially from what had been anticipated. These important factors include the following:

Conditions Affecting Fee Revenues. The Partnership's revenues, cash flows and earnings may be adversely affected by shifts in client preferences toward classes of assets that produce lower fees or by a decline in assets under management resulting from changing economic conditions or the performance of the capital markets generally.

Reliance on Key Personnel. The departure of key personnel, such as skilled portfolio managers or employees responsible for significant client relationships, could have a material adverse effect on the Partnership's results of operations.

Competition. The Partnership may experience losses due to the highly competitive nature of its business. The performance of accounts managed by NEIC's Firms as compared to the performance of competitors' accounts or the market generally, the abilities and reputations of NEIC's Firms and the relative attractiveness of the types of investment products, philosophies and strategies offered by NEIC's firms impact the Partnership's ability to increase and retain assets under management.

Regulatory and Legal Factors. NEIC's business may be affected by developments or changes in the regulation of its Firms or its Firms' clients or other legal developments.

Tax Considerations. Tax benefits, if any, resulting from the classification of the Partnership as a partnership depend on many circumstances that are beyond NEIC's control. Changes in the law, any termination of the Partnership (technical or otherwise), certain transfers of Units and certain changes in the market price of NEIC's Units all are occurrences, among others, that may affect NEIC's results or taxable income reported to Unitholders. NEIC's status as a limited partnership for federal income tax purposes is currently scheduled to expire at the end of 1997.

ITEM 2.  PROPERTIES.

    The Partnership and Firms collectively occupy approximately 400,000 square feet of leased space in various locations, including 200,000 square feet in Boston, Massachusetts, 50,000 square feet in New York, New York and 75,000 square feet in Chicago, Illinois. In addition, space is leased by various of the Firms in a number of locations in major U.S. cities.

ITEM 3.  LEGAL PROCEEDINGS.

    The Partnership and its Firms are subject to no material legal proceedings except as set forth below.

    On July 30, 1993, the Washington State Investment Board (the "SIB") filed suit against New England Mutual and Copley (the "Defendants") in the Superior Court of the State of Washington for Thurston County. The SIB's suit alleges that certain Washington State public employee retirement funds for which it has investment responsibility have lost over $600 million of the $800 million they invested in Prentiss Copley Investment Group ("PCIG"), a closed-end, commingled fund managed by Copley, which owns commercial real estate and certain other real estate ventures advised by Copley. The suit seeks rescission of the investments and repayment of the amounts invested, or, alternatively, money damages, plus interest, attorneys' fees and costs, together with disgorgement of fees and profits received by the Defendants.

    Also on July 30, 1993, the State Teachers Retirement System of Ohio (the "Ohio Board") filed suit against the Defendants in the U.S. District Court for the Southern District of Ohio. The Ohio Board alleges that it has lost all or substantially all of the value of its $50 million investment in PCIG and seeks restoration of that amount plus interest and disgorgement of profits, as well as attorneys' fees and costs.

    In general, the Ohio Board and the SIB suits allege breach of fiduciary duty, breach of contract, gross negligence and misrepresentation and violation of various state statutes. Both plaintiffs have demanded jury trials. The Defendants have filed answers to both suits denying all liability and raising a number of affirmative defenses.

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

    The Defendants intend to defend the actions vigorously. New England Mutual has agreed to indemnify Copley against any and all liability and expense arising out of these suits or out of other claims or actions relating to the SIB retirement plans' or the Ohio Board's investments (and pursuant to the agreement is currently paying all expenses of the pending actions). Management believes that significant losses as a result of these suits are remote and should not have a material adverse effect on the financial condition, results of operations and cash flows of the Partnership. Management has based its conclusion on its assessment of the merits of the cases, the current status of the cases, the background of the litigation, and, in light of these factors, New England Mutual's, and, subsequent to the Merger, Metropolitan Life's agreement to indemnify Copley for its expenses and liabilities, if any.

    NEIC and its Subsidiaries are from time to time involved in various legal proceedings and claims incurred in the conduct of their investment businesses. These include two instances of client dissatisfaction expressed to Loomis, one involving purported losses of $22 million claimed to have arisen from the purchase of certain securities and the other involving losses as a result of an options overwrite program. No litigation has been commenced in either situation. However, if litigation is commenced, Loomis believes it has meritorious defenses and will vigorously contest both allegations of liability and damages. Management believes that these claims and the other claims and legal proceedings will not have a material adverse effect on NEIC's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of Unitholders during the fourth quarter of 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

UNIT INFORMATION
----------------

    NEIC's Units are listed on the New York Stock Exchange under the symbol "NEW." High and low sales prices for the Units together with distributions declared for the years ended December 31, 1995 and 1994 were as follows:

                                                       DISTRIBUTIONS
    1995                              HIGH      LOW      DECLARED
    ----                              ----      ---    -------------

     First Quarter                  $18 3/8  $15 3/8      $0.42

     Second Quarter                  18 3/4   16 1/4       0.44

     Third Quarter                   22 3/8   18 1/2       0.44

     Fourth Quarter                  21 3/8   20           0.48



                                                       DISTRIBUTIONS
    1994                              HIGH      LOW      DECLARED
    ----                              ----      ---    -------------

     First Quarter                  $23 5/8  $19 1/4      $0.42

     Second Quarter                  20 3/8   17 3/4       0.42

     Third Quarter                   20 1/2   17 7/8       0.42

     Fourth Quarter                  19 1/2   15 1/8       0.42


  On March 15, 1996, the closing price of the Units on the New York Stock Exchange was $23 3/8 per Unit. As of such date, NEIC had approximately 3,600 Unitholders of record. On March 19, 1996, a distribution of $0.48 per Unit was declared payable on May 15, 1996 to unitholders of record on March 31, 1996.

DISTRIBUTION POLICY
-------------------

    The Partnership intends to distribute to Unitholders substantially all of its operating cash flow ("Operating Cash Flow") not required for normal business operations and working capital needs, including support of the Partnership's growth strategy. Management defines Operating Cash Flow per Unit as net income per publicly held LP Unit ("Public Unit") plus amortization of intangible assets adjusted for any other significant non-cash items. Management does not consider capital gains as part of Operating Cash Flow.

  The following calculation of Operating Cash Flow per Unit for the years ended December 31 should be read in conjunction with the historical financial statements of NEIC, and the notes thereto, included in Item 8. Operating Cash Flow per Unit should not be construed as an alternative to net income per Public Unit or as an alternative to cash flow from operating activities as reported in the Consolidated Statement of Cash Flows in the audited financial statements.

                                                                           1994                 1995
                                                                         -------               -------
     PER UNIT
     --------
     Net income per Public Unit                                         $  1.13                $  1.73
        Add:  Amortization of intangible assets (1)                        0.32                   0.44
              Mutual fund support charge (2)                               0.48                      -
        Less: Capital gains                                               (0.15)                 (0.14)
                                                                        --------               --------

     Operating Cash Flow                                                $  1.78                $  2.03
                                                                        -------                -------

     Distributions Declared                                             $  1.68                $  1.78
                                                                         -------               -------

     Weighted Average Units Outstanding (in thousands) (3)               31,992                33,824
                                                                        --------              --------

--------------------
(1) Amortization of intangible assets is a non-cash expense and does not reduce amounts available for cash distributions to Unitholders.
(2) The mutual fund support charge of $15.3 million was incurred when U.S. Government agency securities with a par value of $221.8 million were purchased from three money market funds advised by Reich & Tang Mutual Funds. The charge represents the difference between the purchase price, at par, and the fair value of the securities, all of which were sold by the Partnership by June 1995.
(3) Includes 1,940,828 Units that would be issued at market value, assuming the deferred purchase consideration payment was made entirely in Units as determined under a formula set forth in the acquisition agreement of Harris.

     The board of directors of the General Partner typically declares distributions at its meeting during the last month of the quarter to which the distribution relates, payable to Unitholders of record on the last day of the quarter. Following any loss of the Partnership's current tax status as described under Item 1, "Possible Future Restructuring of the Partnership," it is likely that the distribution policy would be reviewed in light of the then applicable scheme for taxation of the Partnership's business and its Unitholders.

ITEM 6.  SELECTED FINANCIAL DATA.

SELECTED HISTORICAL FINANCIAL DATA
-----------------------------------

    The following historical financial data should be read in conjunction with the historical financial statements of NEIC, and the notes thereto.

                                                                         FOR THE YEAR ENDED DECEMBER 31
                                              ----------------------------------------------------------------------------
                                                  1991          1992           1993              1994             1995
                                                --------      --------      -----------      -------------      --------
                                                             (in thousands, except per unit data)
STATEMENT OF INCOME DATA:
   Revenues                                     $147,626      $153,784      $  178,720       $     234,034      $280,258
   Expenses                                       87,950        86,324         146,343             204,009/(6)/  225,953
                                                --------      --------      ----------       -------------      --------
   Income before income taxes                     59,676        67,460          32,377              30,025        54,305
   Provision for income taxes                     24,250        27,500          16,705               1,100         1,555
                                                --------      --------      ----------       -------------      --------

   Net income                                   $ 35,426      $ 39,960      $   15,672       $      28,925/(6)/ $ 52,750
                                                --------      --------      ----------       -------------      --------

DISTRIBUTIONS DECLARED                          $ 15,000      $ 20,000      $   25,596       $      53,745      $ 59,527
                                                --------      --------      ----------       -------------      --------

NET INCOME PER PUBLIC UNIT                      n/m/(4)/           n/m/(4)/ $     0.43       $        1.13/(6)/ $   1.73
                                                --------      --------      ----------       -------------      --------

DISTRIBUTIONS DECLARED PER UNIT                 n/m/(4)/          n/m/(4)/  $     1.56/(3)/  $        1.68      $   1.78
                                                --------      --------      ----------       -------------      --------

                                                                               AT DECEMBER 31,
                                              ----------------------------------------------------------------------------
                                                  1991          1992           1993              1994             1995
                                                --------      --------      -----------      -------------      --------
                                                                          (in thousands)
BALANCE SHEET DATA:
   Total assets /(1)/                           $141,011      $106,117      $  295,355       $     478,399      $520,873
   Promissory notes                                    -             -               -                   -        80,919
   Deferred purchase consideration                     -             -               -                   -        41,000
   Deferred compensation, benefits and other      65,697        28,904          15,736              16,800        17,666
   Total liabilities                             119,270        83,461          63,894             267,683       211,850
   Partners' capital /(2)/                        21,741        22,656         231,461             210,716       309,023

ASSETS UNDER MANAGEMENT (in billions) /(5)/       $49.7B        $50.4B          $61.2B              $61.3B        $81.0B

----------------

/(1)/ Approximately $162 million of intangible assets resulted from the acquisition of Reich & Tang in 1993 and approximately $219 million of intangible assets resulted from the acquisition of Harris in 1995.

/(2)/ In 1993, partners' capital increased due to approximately $162 million of intangible assets which resulted from the acquisition of Reich & Tang, and by approximately $51 million due to capital contributions from New England Mutual. In 1995, partners' capital increased by approximately $95 million due to the issuance of 5,366,898 newly issued Units to acquire Harris on September 29, 1995.

/(3)/ 1993 distributions declared represent those of Reich & Tang prior to its acquisition and by NEIC thereafter.

/(4)/ Not meaningful as the acquisition of Reich & Tang took place in September 1993.

/(5)/ Includes all assets under management for CGM which, as of December 31, 1995, was 54% owned by the Partnership. Assets are shown at net asset value except for real estate which is shown at gross asset value.

/(6)/ 1994 results include a charge of $15.3 million for the purchase of U.S. Government agency securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL
-------

Consolidated summary financial information of New England Investment Companies, L.P. for the years ended December 31 follows (in thousands, except per unit data).

                                             1993 /(3)/    1994          1995 /(4)/
                                           --------     ---------      --------
REVENUES
   Management and advisory fees            $159,307      $203,889      $240,123
   Other revenues and interest income        15,450        25,399        35,423
   Gain from partial sale of affiliate        3,963         4,746         4,712
                                           --------      --------      --------
                                            178,720       234,034       280,258
                                           --------      --------      --------
EXPENSES
   Compensation and benefits                 89,592       108,286       131,155
   Restricted unit plan compensation          6,962         7,187         5,843
   Amortization of intangibles                3,305        10,961        14,801
   Other                                     63,189        63,375        75,709
                                           --------      --------      --------
                                            163,048       189,809       227,508
                                           --------      --------      --------

   INCOME BEFORE SUPPORT CHARGE              15,672        44,225        52,750

Mutual fund support charge                        -        15,300             -
                                           --------      --------      --------

   NET INCOME                              $ 15,672      $ 28,925      $ 52,750
                                           --------      --------      --------

NET INCOME PER PUBLIC UNIT                 $   0.43      $   1.13      $   1.73
                                           --------      --------      --------

OPERATING CASH FLOW/ (1)/                     n/m /(5)/  $ 57,627      $ 68,682
                                          ---------      --------      --------

OPERATING CASH FLOW PER PUBLIC UNIT/(1)/      n/m /(5)/  $   1.78      $   2.03
                                          ---------      --------      --------

DISTRIBUTIONS DECLARED PER UNIT/(2)/       $   1.56      $   1.68      $   1.78
                                           --------      --------      --------

WEIGHTED AVERAGE UNITS OUTSTANDING           31,994        31,992        33,824
                                           --------      --------      --------

-------------------

/(1)/ Operating Cash Flow represents income before support charge plus restricted unit plan compensation and amortization of intangibles reduced by capital gains. Operating Cash Flow per Unit should not be construed as an alternative to Net income per Public Unit or cash flow from operating activities.

/(2)/ Distributions declared represent those of Reich & Tang prior to its acquisition and by NEIC thereafter.

/(3)/  Includes the results of Reich & Tang effective September 15, 1993.

/(4)/  Includes the results of Harris effective October 1, 1995.

/(5)/ Not meaningful as the acquisition of Reich & Tang took place in September 1993.

STATEMENT OF INCOME FOR 1995 COMPARED TO 1994
---------------------------------------------

    Net income of $52.8 million or $1.73 per Public Unit in 1995 increased $23.8 million (or 53% per Public Unit) as compared to net income of $28.9 million or $1.13 per Public Unit in 1994. The increase primarily reflects a $19.7 billion increase in assets under management in 1995. Included in the 1994 results was a charge of $15.3 million associated with NEIC's support of three mutual funds advised by one of its subsidiaries. Included in the 1995 increase in assets under management is $7.9 billion which resulted from the September 29, 1995 acquisition of Harris.

    Management and advisory fees of $240.1 million in 1995 were up $36.2 million (or 18%) as compared to $203.9 million in 1994. Strong investment performance, combined with increases in assets under management, resulted in a $23.0 million (or 18%) increase in equity and fixed income institutional revenues. Mutual fund revenues increased $12.1 million (or 22%) resulting from market growth of equity funds, increases in money market fund assets and the addition of assets managed by Harris when compared to 1994. Real estate revenues increased $1.1 million when compared to 1994 due primarily to incentive fees associated with asset sales.

    Other revenues and interest income of $35.4 million in 1995 increased $10.0 million as compared to $25.4 million in 1994 due to interest income and the gain on U.S. Government agency securities which together totaled $4.8 million, higher transfer agency fees and sales commissions.

    A $4.7 million gain on the partial sale of the NEIC's interest in its affiliate, CGM, was realized during the first quarter of 1995 in accordance with an agreement with CGM management to increase its ownership interest.

    Compensation and benefits of $131.1 million in 1995 increased $22.8 million (or 21%) as compared to $108.3 million in 1994. The increase reflects total compensation of $8.4 million for Harris recorded in the fourth quarter of 1995, increased variable compensation of $7.9 million due to subsidiary profitability, portfolio performance and sales growth and higher base compensation and benefits resulting from annual salary and staffing increases at certain advisory offices.

    Restricted unit plan compensation of $5.8 million in 1995 decreased $1.4 million or 19% as compared to $7.2 million in 1994 due to a shorter initial vesting period of Units in 1994 as compared to 1995.

    Distribution costs of $21.0 million in 1995 increased $2.0 million as compared to 1994. The increase results primarily from higher 12b-1 fees paid to brokers, promotional costs associated with the launching of several new funds and a new 401(k) marketing initiative.

    Amortization of intangible assets of $14.8 million in 1995 increased $3.8 million from $11.0 million in 1994 due to the acquisition of Harris on September 29, 1995.

    Interest expense of $5.3 million in 1995 increased $3.6 million from $1.7 million in 1994. The increase results from interest on promissory notes to fund the acquisition of Harris ($1.2 million) and securities sold under agreements to repurchase ($2.4 million) to finance the U.S. Government agency securities.

    Other expenses of $33.5 million in 1995 increased $4.6 million compared to $28.9 million in 1994. The 1995 increase is primarily the result of an increase in general and administrative expenses associated with higher business activities and the addition of Harris for the fourth quarter of 1995.

    Copley and New England Mutual have been named in litigation described in note 12 of the financial statements. Management believes that significant losses as a result of these suits are remote and the suits should not have a material adverse effect on the financial condition, results of operations and cash flows of NEIC. Management has based its conclusion on its assessment of the merits of the cases, the current status of the cases, the background of the litigation and, in light of these factors, New England Mutual's agreement to indemnify Copley for its expenses and liability, if any.

STATEMENT OF INCOME FOR 1994 COMPARED TO 1993
---------------------------------------------

    1994 results include a full year of Reich & Tang's operations while 1993 results include only three and one half months of Reich & Tang's operations.

    Management and advisory fees of $203.9 million for the year ended December 31, 1994 were up $44.6 million over 1993. The 1993 fees exclude $29.6 million earned by Reich & Tang during the first eight and one half months of 1993. The remaining increase in management and advisory fees of $15.0 million is mainly the result of growth in new equity and fixed income institutional business. Mutual fund revenue also increased $5.4 million over 1993. These increases were partially offset by a $3.0 million decrease in institutional real estate management fees compared to the same period a year ago primarily as a result of the disposition of assets under management.

    Other revenues and interest income of $25.4 million increased $9.9 million over 1993. The 1993 results exclude eight and one half months of Reich & Tang's revenues of $3.2 million. The remaining increase of $6.7 million primarily results from an increase in transfer agency fees of $4.5 million for services NEIC began performing in September 1993.

    A $4.7 million gain on the partial sale of NEIC's interest in its affiliate, CGM, was realized during the first quarter of 1994 in accordance with an agreement with CGM management to increase its ownership interest.

    Compensation and benefits of $108.3 million in 1994 increased $18.7 million compared to 1993. Results for 1993 exclude eight and one half months of Reich & Tang's expenses of $8.7 million. Results for 1994 include an $8.9 million increase in base compensation and benefits due to annual salary increases, staffing for new and expanded advisory offices, and the addition of the transfer agency function. Variable compensation plans, which are generally based on subsidiary profitability, portfolio performance, and sales growth, increased $1.1 million in 1994 as compared to 1993.

    Restricted unit plan compensation of $7.2 million in 1994 results from the vesting of Units granted to certain employees in 1993 by New England Mutual and Reich & Tang, Inc.

    Distribution costs of $19.0 million increased $7.4 million as compared to 1993. The 1993 results exclude eight and one half months of Reich & Tang's distribution costs of $7.2 million.

    Amortization of intangible assets was $11.0 million in 1994 whereas 1993 results include amortization expense for only the three and one half month period subsequent to September 15, 1993.

    Occupancy and equipment of $12.7 million in 1994 increased $2.6 million as compared to 1993. Results for 1993 exclude eight and one half months of Reich & Tang's expenses of $1.1 million.

    A mutual fund support charge of $15.3 million was incurred in 1994 when U.S. Government agency securities with a par value of $221.8 million were purchased, at fair value, from three money market funds advised by Reich & Tang Asset Management L.P. Management took this action to ensure the fund shareholders were protected from any potential lack of liquidity or volatility in the market.

    Interest expense of $1.7 million in 1994 is due to financing costs associated with the U.S. Government agency securities.

    Other expenses of $28.9 million in 1994 increased $5.6 million as compared to 1993. Results for 1993 exclude eight and one half months of Reich & Tang's expenses of $4.6 million.

    Income tax expense of $1.1 million in 1994 decreased $15.6 million from 1993 due to the tax effect of the acquisition of Reich & Tang.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

    Operating cash flow not required for working capital or growth strategies is generally distributed to unitholders each quarter. Distributions to unitholders are typically declared during the last month of calendar quarters.

    On December 19, 1995, the Board of Directors declared a distribution of $18.0 million or $0.48 per Unit payable on February 15, 1996 to unitholders of record on December 31, 1995. The comparable distribution rate on December 31, 1994 was $0.42.

    Cash and cash equivalents at December 31, 1995 of $34.4 million increased $17.5 million from December 31, 1994. The increase reflects the sale of the deferred sales commissions and the proceeds (net of associated debt) from the sale of the U.S. Government agency securities and the CGM gain.

    NEIC acquired the assets and assumed certain liabilities of Harris on September 29, 1995 for an initial payment of $175.0 million paid in $79.7 million of promissory notes, due and paid on January 9, 1996 and $95.3 million of newly issued Units. An additional payment will be made on April 2, 1997 in Units, cash or a combination thereof, based upon a multiple of the greater of 1995 or 1996 revenues. Based on 1995 results, this payment would be $41 million.

    The $79.7 million of promissory notes, together with accrued interest of $1.2 million, matured in January 1996 and were financed with senior notes due 2003 with an effective interest rate of 7.06%. The approximate $30 million of excess proceeds from the senior notes will be used for acquisitions or general purposes. An additional $15.0 million of liquidity is available from an unused line of credit at December 31, 1995.


ASSETS UNDER MANAGEMENT
-----------------------

Assets under management at December 31 follow:

                                      AT DECEMBER 31,
                                --------------------------
                                  1993     1994     1995
                                -------- -------- --------
                                      (in billions)
Institutions:
   Fixed income and equity          $37.0  $39.3  $50.2
   Real estate assets                 8.3    6.6    5.9
Mutual funds                         13.1   12.8   20.3
Private accounts and other            2.8    2.6    4.6
                                    -----  -----  -----

                                    $61.2  $61.3  $81.0
                                    -----  -----  -----


    At December 31, 1995, assets under management were $81.0 billion, an increase of $19.7 billion (or 32%) as compared to $61.3 billion at December 31, 1994. Harris contributed $7.9 billion of this increase including $4.1 billion of mutual funds, $1.9 billion of institutional fixed income and equity funds and $1.9 billion of private accounts. Excluding the $7.9 billion of Harris' assets under management, assets under management increased $11.8 billion (or 19%) as compared to December 31, 1994. Assets under management include all assets under management for CGM which, as of December 31, 1995, was 54% owned by the Partnership.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                          CONSOLIDATED BALANCE SHEET

                                             At December 31,
                                          ---------------------
                                             1994       1995
                                          ----------  ---------
                                             (in thousands)

Assets
------

Current Assets:
   Cash and cash equivalents               $ 16,884    $ 34,385
   Accounts receivable                       40,955      54,403
   Other                                      4,756      11,697
                                           --------    --------
      Total current assets                   62,595     100,485

Intangible assets                           149,123     355,122
Fixed assets                                 15,286      17,167
U.S. Government agency securities           203,808         -
Other assets                                 47,587      48,099
                                           --------    --------

      Total assets                         $478,399    $520,873
                                           --------    --------


Liabilities and Partners' Capital
---------------------------------

Current Liabilities:
   Accounts payable and accrued expenses   $ 15,488    $ 22,289
   Accrued compensation and benefits         19,594      29,541
   Distribution payable                      13,436      17,950
   Note payable                               5,000       2,485
   Securities sold under agreement to
    repurchase                              197,365         -
                                           --------    --------
      Total current liabilities             250,883      72,265

Deferred compensation, benefits and other    16,800      17,666
Promissory notes                                -        80,919
Deferred purchase consideration                 -        41,000
                                           --------    --------

      Total liabilities                     267,683     211,850
                                           --------    --------

Commitments and contingent liabilities
 (note 12)

Partners' Capital:
      Partners' capital                     213,757     309,023
      Unrealized loss on securities          (3,041)          -
                                           --------    --------

      Total partners' capital               210,716     309,023
                                           --------    --------

      Total liabilities and partners'
       capital                             $478,399    $520,873
                                           ========    ========

See accompanying notes to consolidated financial statements.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                       CONSOLIDATED STATEMENT OF INCOME



                                                     YEARS ENDED DECEMBER 31,
                                          ------------------------------------------
                                            1993           1994               1995
                                          --------       --------           --------
                                             (in thousands, except per unit data)
Revenues
--------
   Management and advisory fees           $159,307        $203,889           $240,123
   Other revenues and interest income       15,450          25,399             35,423
   Gain on partial sale of affiliate         3,963           4,746              4,712
                                          --------        --------           --------

                                           178,720         234,034            280,258
                                          --------        --------           --------
Expenses
--------
   Compensation and benefits                89,592         108,286            131,155
   Restricted unit plan compensation         6,962           7,187              5,843
   Distribution costs                       11,584          18,955             20,955
   Amortization of intangibles               3,305          10,961             14,801
   Occupancy and equipment                  10,114          12,717             14,418
   Interest expense                          1,477           1,705              5,301
   Mutual fund support charge                    -          15,300                  -
   Other                                    23,309          28,898             33,480
                                          --------        --------           --------
                                           146,343         204,009            225,953
                                          --------        --------           --------
Income before income taxes                  32,377          30,025             54,305
   Income tax expense                       16,705           1,100              1,555
                                          --------        --------           --------
Net income                                $ 15,672        $ 28,925           $ 52,750
                                          --------        --------           --------

Net income per Public Unit (note 3)       $   0.43        $   1.13           $   1.73
                                          --------        --------           --------

Weighted average Units outstanding          31,994          31,992             33,824
                                          --------        --------           --------

See accompanying notes to consolidated financial statements.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                             -----------------------------------
                                                                1993        1994        1995
                                                             ----------  ----------  -----------
                                                                       (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $ 15,672   $  28,925    $  52,750
   Adjustments to reconcile net income to net cash
    provided by operating activities:
         Amortization of intangible assets                       3,305      10,961       14,801
         Restricted unit plan compensation                       6,962       7,187        5,843
         Mutual fund support charge                                  -      15,300            -
         Gain on partial sale of affiliate                      (3,963)     (4,746)      (4,712)
                                                              --------   ---------    ---------
            Sub-total                                           21,976      57,627       68,682
         Depreciation and amortization                           3,150       4,527        5,446
         Increase in accounts receivable and other assets       (7,923)    (12,082)     (13,113)
         Equity in earnings of partnerships                     (7,735)     (8,662)      (9,543)
         Cash distributions from partnerships                    8,953       7,741        8,619
         Gain on sale and accretion of discount on
          U.S. Government agency securities                          -           -       (3,545)
         Increase (decrease) in accounts payable and other
          liabilities                                          (10,736)      3,606       14,256
                                                              --------   ---------    ---------
   Net cash provided by operating activities                     7,685      52,757       70,802
                                                              --------   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from partial sale of affiliate                       3,963       4,746        4,712
   Acquisition payments, net of cash acquired                    2,949           -       (6,653)
   Capital expenditures and other                               (9,286)     (8,284)      (6,018)
   Proceeds from sale (purchase) of U.S. Government
    agency securities                                                -    (221,532)     209,551
                                                              --------   ---------    ---------
   Net cash provided by (used in) investing activities          (2,374)   (225,070)     201,592
                                                              --------   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings (repayment) of notes payable                         951       2,701       (2,515)
   Proceeds (repayment) of securities sold under agreements
    to repurchase                                                    -     197,365     (197,365)
   Distributions paid to unitholders                           (12,798)    (53,107)     (55,013)
   Capital contribution                                         24,340           -            -
                                                              --------   ---------    ---------
   Net cash provided by (used in) financing activities          12,493     146,959     (254,893)
                                                              --------   ---------    ---------
   Net increase (decrease) in cash and cash equivalents         17,804     (25,354)      17,501
Cash and cash equivalents, beginning of year                    24,434      42,238       16,884
                                                              --------   ---------    ---------

Cash and cash equivalents, end of year                        $ 42,238   $  16,884    $  34,385
                                                              --------   ---------    ---------

Cash paid during the year for interest                        $  2,150   $   1,226    $   5,241
Cash paid during the year for income taxes                           -       1,122        2,150

Supplemental disclosure of non-cash transactions
 (Harris acquisition):
   Increase in intangible assets                              $      -   $       -    $ 216,000
   Increase in promissory notes                                      -           -       79,738
   Increase in deferred purchase consideration                       -           -       41,000
   Increase in partners' capital                                     -           -       95,262

See accompanying notes to consolidated financial statements.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL



                                                          Total       Public    Private                Pre-
                                                         Partners'   Limited    Limited     General Combination
                                                          Capital    Partners   Partners    Partner   Capital
                                                         ---------   --------   ---------   -------   -------
                                                                             (in thousands)
BALANCE AT DECEMBER 31, 1992                             $ 22,655                                     $ 22,655

  New England Mutual capital contribution                  51,379                                       51,379
  Net income before the acquisition of Reich & Tang         4,628                                        4,628
  Conversion to partnership                                     -    $ 6,499    $ 71,878      $ 285    (78,662)
  Purchase method adjustment                              159,904     12,535     146,819        550
  Net income                                               11,044      1,215       9,782         47
  Distributions declared ($0.80 per Unit)                 (25,596)    (2,253)    (23,255)       (88)
  Unit sales/transfers                                          -      1,808      (1,808)
  Restricted unit plan compensation                         6,962                  6,962
  Other                                                       485         39         445          1
                                                         --------    -------    --------      -----    -------

BALANCE AT DECEMBER 31, 1993 (2,734 Public,
  29,150 Private and 110 General Partner Units)           231,461     19,843     210,823        795          -

  Net income                                               28,925      3,348      25,452        125
  Distributions declared ($1.68 per Unit)                 (53,745)    (5,287)    (48,274)      (184)
  Unit sales/transfers                                          -      2,647      (2,647)
  Units retired                                               (71)                   (71)
  Restricted unit plan compensation                         7,187                  7,187
  Unrealized loss on securities                            (3,041)      (316)     (2,715)       (10)
                                                         --------    -------    --------      -----   --------

BALANCE AT DECEMBER 31, 1994 (3,095 Public,
  28,785 Private and 110 General Partner Units)           210,716     20,235     189,755        726          -

  Net income                                               52,750      6,171      46,385        194
  Distributions declared ($1.78 per Unit)                 (59,527)    (6,397)    (52,935)      (195)
  Units issued, Harris acquisition                         95,262                 95,262
  Units issued, other                                       1,063                  1,063
  Unit sales/transfers                                          -      2,345      (2,345)
  Units retired                                              (216)       (26)       (190)
  Restricted unit plan compensation                         5,843                  5,843
  Other                                                        91         10          81
  Reduction in unrealized loss on securities                3,041        316       2,715         10
                                                         --------    -------    --------      -----   --------

BALANCE AT DECEMBER 31, 1995 (3,397 Public,
  33,889 Private and 110 General Partner Units)          $309,023    $22,654    $285,634      $ 735   $      -
                                                         --------    -------    --------      -----   --------

See accompanying notes to consolidated financial statements.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                  Notes to Consolidated Financial Statements


NOTE 1 - ORGANIZATION
---------------------

New England Investment Companies, L.P. ("NEIC" or the "Partnership") was formed on September 15, 1993 when New England Mutual Life Insurance Company ("New England Mutual") contributed the businesses and substantially all of the assets of New England Investment Companies, Inc. (a wholly-owned subsidiary of The New England Companies, Inc., which was a wholly-owned subsidiary of New England Mutual) to Reich & Tang L.P. ("Reich & Tang"), a publicly traded limited partnership on the New York Stock Exchange. On September 29, 1995, NEIC acquired Harris Associates L.P. ("Harris"). The general partner of NEIC is a wholly-owned subsidiary of New England Mutual which also owns 56% of the limited partnership Units ("Units") outstanding at December 31, 1995.

NEIC is an investment manager that offers a broad array of investment management products and styles across a wide range of asset categories to institutions and individuals. The Investment Management Firms included in these financial statements follow:

 . Loomis, Sayles & Company, L.P. ("Loomis Sayles") manages fixed income, equity and option securities, predominantly for institutions.

 . Harris Associates L.P. ("Harris") manages equity, equity and fixed income and alternative investments for institutions, private individuals and mutual funds.

 . Copley Real Estate Advisors, Inc. ("Copley") manages real estate investments, primarily for tax-exempt institutions and the New England Mutual general account.

 . Reich & Tang Capital Management ("R&T Capital Management") manages mutual funds, private investment partnerships and equity securities for institutions and private clients.

 . Reich & Tang Funds ("R&T Funds") manages and administers money market mutual funds sold through financial intermediaries.

 . Back Bay Advisors, L.P. ("Back Bay") manages fixed income securities for mutual funds, the New England Mutual general account and a limited number of other institutions.

 . Westpeak Investment Advisors, L.P. ("Westpeak") provides customized quantitative equity management for mutual funds and institutions (including the New England Mutual general account).

 . Capital Growth Management Limited Partnership ("CGM") manages aggressive growth-oriented equities for mutual funds and institutions. NEIC held a 54% limited partnership interest in CGM at December 31, 1995, accounted for under the equity method as a passive investment. NEIC's limited partnership interest is expected to be reduced to 50% in 1996.

The Investment Management Firms are supported by a network of distribution and consulting firms as follows:

 . New England Funds, L.P. ("NEF"), the principal distributor for the mutual funds in the New England Funds Group, provides administrative services to the funds and assists in developing new mutual fund products.

 . Graystone Partners L.P. ("Graystone") serves as a consultant and marketing agent with respect to asset allocation and management services provided to individuals and families of substantial wealth.

 . Reich & Tang Distributors L.P. ("R&T Distributors") provides distribution services for the mutual funds of the R&T Funds.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                  Notes to Consolidated Financial Statements


 . Reich & Tang Services L.P. ("R&T Services") provides transfer agency services to certain funds served by the R&T Funds.

 . New England Investment Associates, Inc. ("NEIA") provides marketing services and consulting services to selected investment management affiliates.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

Significant accounting policies followed in preparing the consolidated financial statements follow:

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of NEIC and its subsidiaries. Investments in partnerships are generally accounted for under the equity method. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents
----------------
Cash equivalents include financial instruments purchased with an original maturity of three months or less.

Investment Securities
---------------------
The U.S. Government agency securities are reported at fair value with unrealized losses reported as a separate component of partners' capital.

Intangible Assets - Impairment Policy
-------------------------------------
The carrying value and amortization period of intangible assets are evaluated periodically to determine whether current events and circumstances warrant adjustment. As no impairment of the intangible asset has occurred, no reduction of the carrying value of the assets or their estimated useful lives is warranted.

Depreciation and Amortization
-----------------------------
Fixed assets are stated at cost and are depreciated or amortized over three to twelve years using the straight-line and accelerated methods. Leasehold improvements are amortized using the straight-line method over the life of the respective lease. Additions and improvements are capitalized and repair and maintenance costs are expensed as incurred.

Fair Value of Financial Instruments
-----------------------------------
The fair value of financial instruments approximates the carrying value.

Net Capital Requirement
-----------------------
Certain subsidiaries are subject to broker dealer net capital requirements. At December 31, 1995, each subsidiary was in compliance with its actual capital requirement.

Management and Advisory Fees
----------------------------
Management and advisory fees are recognized as services are rendered and are based primarily on a percentage of assets under management. Commissions on mutual fund sales are recognized as income on the trade date.

Use of Estimates
----------------
The preparation of the Partnership's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent liabilities at the date of the financial statements.

Reclassifications
-----------------
Certain amounts in prior year financial statements have been reclassified to conform with the 1995 presentation.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                  Notes to Consolidated Financial Statements


NOTE 3 - NET INCOME PER PUBLICLY HELD UNIT
------------------------------------------

Net income per publicly held LP Unit ("Public Unit") is calculated by adding back to net income the restricted unit plan compensation expense to arrive at net income available for allocation. Units held by Public limited partners bear no expense of the restricted unit plan as such costs are allocated exclusively to New England Mutual and Reich & Tang, Inc. Net income per Public Unit is computed by dividing income available for allocation by the weighted average number of Units outstanding.

The calculation of Net income per Public Unit for the years ended December 31 follows:

                                              1993         1994         1995
                                          ------------  -----------  ----------
                                           (in thousands, except per unit data)

Net income                                    $15,672       $28,925     $52,750
Restricted unit plan compensation               2,720         7,187       5,843
Less net income before the acquisition
 of Reich & Tang                               (4,628)            -           -
                                              -------       -------     -------
Income available for allocation               $13,764       $36,112     $58,593
                                              -------       -------     -------

Net income per Public Unit                    $  0.43       $  1.13     $  1.73
                                              -------       -------     -------

Weighted average Units outstanding             31,994        31,992      33,824
                                              -------       -------     -------

Weighted average Units outstanding include the dilutive effect of 1,941,000 Units assumed outstanding from the deferred purchase consideration of $41,000,000 at December 31, 1995 resulting from the acquisition of Harris (see note 4). The deferred purchase consideration will be settled in April 1997 in either Units, cash or a combination thereof based on selection by the seller's partners. Accordingly, the actual number of Units issued could be substantially lower than the Units assumed outstanding in the calculation of Net income per Public Unit. As the market value of Units varies prior to the actual payment date, the number of Units assumed outstanding in the calculation of Net income per Public Unit will be adjusted and previously reported Net income per Public Unit will be restated, if significant.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                  Notes to Consolidated Financial Statements


NOTE 4 - ACQUISITIONS
---------------------

Reich & Tang
------------
On September 15, 1993, Reich & Tang, a publicly traded limited partnership listed on the New York Stock Exchange, was acquired under the purchase method of accounting. The purchase price of Reich & Tang was established as the market value of publicly traded units on March 26, 1993 plus direct costs of the acquisition. The excess of the purchase price over acquired net tangible assets of Reich & Tang as of September 15, 1993 was $162,000,000. The resulting intangible assets are being amortized over the expected lives of the underlying advisory contracts of either 9 or 22 years using the straight-line method. Accumulated amortization was $13,950,000 and $24,750,000 for 1994 and 1995, respectively. Amortization of intangibles expense was $10,800,000 for 1994 and 1995.

Harris
------
On September 29, 1995, NEIC purchased substantially all of the assets and acquired certain liabilities of Harris, a Chicago-based investment management company with approximately $7 billion of assets under management. The acquisition has been accounted for under the purchase method of accounting. The excess purchase price over acquired net tangible assets at September 29, 1995 was $219,000,000 and includes $5,000,000 of acquisition related costs. The resulting intangible assets are being amortized over the expected lives of the underlying advisory contracts of 15 years using the straight-line method. Results of operations of Harris are included in the statement of income beginning October 1, 1995.

The purchase price of $175,000,000 was paid in 5,366,898 of newly issued Units totaling $95,262,000 and promissory notes due January 9, 1996 of $79,738,000 which were paid in full on that date. The Unit price of $17.75 was determined at market value under a formula as set forth in the Partnership Admission Agreement. An additional payment will be made on April 2, 1997, also in Units, cash or a combination thereof (based on selection by the seller's partners), as a purchase price adjustment based upon a multiple of the greater of 1995 or 1996 qualifying revenues. The minimum payment of $41,000,000 is based upon the 1995 qualifying revenues of Harris. Accumulated amortization and amortization of intangibles expense was $3,657,000 for 1995.

The pro forma, unaudited, statement of income shown below gives effect to the Harris acquisition as if it had occurred on January 1, 1994. Adjustments include the amortization of the intangible assets, financing costs and compensation expense. The pro forma statement of income does not necessarily reflect the results of operations that would have been obtained had the acquisition occurred on the assumed date, nor is the pro forma statement of income necessarily indicative of the results of the combined entities that may be achieved for any future period.

                                                     1994       1995
                                                   ---------  ---------
                                            (in thousands, except per unit data)

Revenues                                           $288,894   $325,636
                                                   --------   --------

Expenses:
   Compensation and benefits                        134,862    153,536
   Restricted unit plan compensation                  7,187      5,843
   Amortization of intangibles                       25,587     25,772
   Interest expense                                   7,334      9,762
   Other                                             81,500     73,187
                                                   --------   --------
                                                    256,470    268,100
                                                   --------   --------

Income before income taxes                           32,424     57,536
   Income tax expense                                 1,261      1,615
                                                   --------   --------

Net income                                         $ 31,163   $ 55,921
                                                   --------   --------

Net income per Public Unit                         $   0.97   $   1.57
                                                   --------   --------

Weighted average Units outstanding                   39,337     39,337
                                                   --------   --------

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                  Notes to Consolidated Financial Statements


NOTE 5 - INVESTMENT IN AFFILIATE
--------------------------------

NEIC held a 58% and 54% limited partner interest in CGM at December 31, 1994 and 1995, respectively, accounted for using the equity method since NEIC does not have the ability to control CGM and its majority ownership position is temporary. CGM is obligated to apply a defined portion of CGM earnings to purchase additional partnership interests from NEIC at a pre-determined formula until NEIC's ownership interest is reduced to 50%. The Partnership's investment in CGM of $3,551,000 and $3,559,000 at December 31, 1994 and 1995, respectively, includes the unpaid balance of a revolving note receivable from CGM.

Included in the statement of income are the following transactions related to CGM for the years ended December 31:

                                            1993      1994      1995
                                          --------  --------  --------
                                                 (in thousands)

     Equity in earnings of affiliate       $ 7,863   $ 8,000   $ 7,953
     Gain on partial sale of affiliate       3,963     4,746     4,712
                                           -------   -------   -------

         Total                             $11,826   $12,746   $12,665
                                           -------   -------   -------

The summarized balance sheet of CGM at December 31 follows:

                                                      1994      1995
                                                     -------   -------
                                                      (in thousands)
     Assets:
        Current assets                               $ 5,700   $ 6,395
        Non-current assets                               877       784
                                                     -------   -------
                                                     $ 6,577   $ 7,179
                                                     -------   -------
     Liabilities and Partners' Capital:
        Accrued expenses                             $ 1,350   $ 1,721
        Loan payable to NEIC                           1,500     1,257
        Partners' capital                              3,727     4,201
                                                     -------   -------
                                                     $ 6,577   $ 7,179
                                                     -------   -------

The summarized statement of income of CGM for the years ended December 31 follows:

                                            1993      1994      1995
                                           -------   -------   -------
                                                 (in thousands)

     Revenues                              $28,336   $30,866   $32,885
                                           -------   -------   -------

     Expenses:
       Compensation and benefits             8,744     9,406    12,171
       Mutual fund expenses                  5,343     6,081     4,426
       Other                                 1,471     1,456     1,490
                                           -------   -------   -------
          Total expenses                    15,558    16,943    18,087
                                           -------   -------   -------

          Net income                       $12,778   $13,923   $14,798
                                           -------   -------   -------

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                  Notes to Consolidated Financial Statements


NOTE 6 - BORROWINGS
-------------------

Senior Notes
------------

Promissory notes outstanding of $80,919,000, at 5.88%, at December 31, 1995 were financed with a portion of the $110,000,000 in privately placed seven-year financing obtained on January 9, 1996. The promissory notes were paid to the Harris partners as initial purchase consideration and included $1,181,000 of interest expense (see note 4). The $110,000,000 in long-term financing has an all-in effective interest rate of 7.06% after considering deferred debt issuance costs which are amortized to interest expense over the term of the Senior Notes.

Line of Credit
--------------

NEIC has an unsecured line of credit totaling $15,000,000 with a commercial bank with an annual commitment fee on the unused line of credit of 15 basis points per annum. Borrowings of $5,000,000 were outstanding under this line of credit at December 31, 1994.


NOTE 7 - INCENTIVE COMPENSATION PLANS
-------------------------------------

Incentive Compensation
----------------------

NEIC and each of its principal subsidiaries have incentive compensation plans which are generally dependent upon earnings and cash flow, individual performance and profit margins. In certain business units, the payments are deferred and therefore dependent on continued employment. In addition, NEIC has special compensation programs for its portfolio managers which are based on the performance of the funds managed. Incentive compensation plan expense was $31,764,000, $35,852,000 and $49,772,000 for the years ended December 31, 1993,
1994 and 1995, respectively.

Restricted Unit Plan
--------------------

In connection with the acquisition of Reich & Tang, NEIC adopted the Restricted Unit Plan which authorized the award of 1,426,000 restricted unit grants to NEIC's management. All awards made under the Plan are from Units contributed to the Partnership by New England Mutual and R&T, Inc. (the "Principal Unitholders"). Therefore, the cost of this non-cash compensation expense is fully allocated to the Principal Unitholders, with the Public unitholders bearing no expense of this plan.

At December 31, 1994 and 1995, respectively, 1,127,700 and 1,122,100 unit grants had been awarded. The plan provides for vesting of units to participants over a four year period with approximately 20% vesting upon award. Compensation expense is recognized over the vesting period based on the market value of the units on the date they were awarded and was $6,962,000 in 1993, $7,187,000 in 1994 and $5,843,000 in 1995. All unvested units immediately vest upon a change in control of NEIC (see note 11). Distributions paid on unvested units are also included in compensation expense.

1993 Equity Incentive Plan
--------------------------

At December 31, 1995, 278,500 options had been awarded to employees at a weighted average exercise price of $20.48 per Unit under the 1993 Equity Incentive Plan. The options provide for the purchase of Units at market value on the grant date. Options, which vest over various periods, expire 10 years subsequent to the grant date. Approximately 52,300 options were exercisable at December 31, 1995. No options were exercised in 1995. A total of 1,774,000 options may be awarded under the plan.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                  Notes to Consolidated Financial Statements


NOTE 8 - INCOME TAXES
---------------------

The Partnership's corporate subsidiaries account for income taxes using the liability method specified in FAS No. 109 "Accounting for Income Taxes." No provision for federal income taxes is necessary for the Partnership and the majority of its subsidiaries because the tax effect of its operations accrues to and is reportable by the respective partners of the Partnership. The Partnership and some of its subsidiaries are subject to state and city taxes in various jurisdictions. Prior to September 15, 1993, New England Investment Companies, Inc. and its subsidiaries were subject to federal and state corporate income taxes.

The net deferred tax asset at December 31 is comprised of the following:

                                                 1994            1995
                                                 ----            ----
                                                    (in thousands)

Gross deferred tax asset                        $  2,174        $2,150
Gross deferred tax liability                      (1,028)         (852)
                                                --------        ------

   Net deferred tax asset before
    valuation allowance                            1,146         1,298
Valuation allowance                                 (667)         (270)
                                                --------        ------

   Net deferred tax asset                       $    479        $1,028
                                                --------        ------


Income tax expense for the years ended December 31 follows:

                                              1993      1994      1995
                                              ----      ----      ----
                                                   (in thousands)
Partnership income tax expense             $   489    $  924    $  825
                                           -------    ------    ------

Corporate subsidiaries income tax
 expense (benefit):
   Current - Federal                        11,528       172       965
           - State                           3,555        40       314
   Deferred - Federal                       (4,895)      (36)     (512)
            - State                         (1,462)        -       (37)
                                           -------    ------    ------

                                             8,726       176       730
                                           -------    ------    ------
Reversal of deferred tax asset upon
 conversion to partnership form              7,490         -         -
                                           -------    ------    ------
     Total income tax expense              $16,705    $1,100    $1,555
                                           -------    ------    ------

"Expected" income tax expense, by applying the U.S. statutory federal income tax rate to income before income taxes, differs from reported income tax expense for the years ended December 31 as follows:

                                            1993       1994       1995
                                            ----       ----       ----
                                                   (in thousands)

Income tax expense, at "expected"
 income tax rate                           $11,332   $ 10,124   $ 19,006
                                           -------   --------   --------
Increase (decrease) in income tax expense
 resulting from:
   Partnership net income not subject
    to income taxes                         (4,644)   (10,072)   (18,139)
   Reversal of deferred tax asset            7,490          -          -
   State income taxes                        1,361          -        180
   Partnership taxes                           489        924        825
   Other                                       677        124       (317)
                                           -------   --------   --------

      Income tax expense, as reported      $16,705   $  1,100   $  1,555
                                           -------   --------   --------

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                  Notes to Consolidated Financial Statements


NOTE 9 - TAX CONSIDERATIONS FOR UNITHOLDERS (UNAUDITED)
-------------------------------------------------------

Management believes that, as a result of the Omnibus Budget Reconciliation Act of 1993 and a special tax election which NEIC has made, unitholders purchasing Units in the open market after August 10, 1993 will be allocated current amortization over fifteen years of a substantial portion of the purchase price of the Units. Taking into account the amortization deductions and other book-tax differences, the Partnership expects that partnership distributions will significantly exceed net taxable income allocable to unitholders for those who purchased units after August 10, 1993. The amortization deductions represent the amortization over 15 years of the portion of each unitholder's purchase price allocated to the intangible assets, qualifying under Code Section 197, of the Partnership. Such amortization deductions will decrease the unitholder's tax basis and will likely be recaptured as ordinary income upon disposition of the Units. The following example of this benefit assumes an individual purchased Units during December 1994 and held them for the entire year. This unitholder would have a convention purchase price as defined in NEIC's Partnership Agreement of $15.375 of which $14.375 is allocated to Section 197 assets resulting in an effective income tax rate on the distribution of 26%.


                                           Per Unit
                                          -----------
Distributions declared for calendar             $1.78
 year 1995

   Allocation of taxable income prior
    to tax amortization                    $2.13

   Less estimated tax amortization
    allocation (1/15 of $14.375)            (.96)
                                           -----
   Net taxable income                      $1.17
                                           -----

Estimated income tax (assumed 40% rate)          (.47)
                                                -----

Distributions declared for calendar
 year 1995, net of income taxes                 $1.31
                                                -----

The tax basis of Unitholders having a convention purchase price of $15.375 per Unit at December 31, 1995 follows:

                                           Per Unit
                                          -----------
Tax basis at January 1, 1995 (assumed        $15.375
 convention purchase price)

   Add 1995 taxable income (per above)         1.170

   Less 1995 distributions declared           (1.780)
                                             -------

Tax basis at December 31, 1995               $14.765
                                             -------

The convention purchase price at year-end 1995 was $20.25. A unitholder who purchased at year-end 1995 and holds the Units for a full year will have a tax amortization deduction of $1.28 per Unit in 1996 (1/15 of $19.25) (see note 11).

Each year, a Schedule K-1 is sent to each unitholder identifying their amortization tax benefit. Under federal tax law, a unitholder is required to pay tax on his or her allocable share of the Partnership's income regardless of the amount of distributions made by the Partnership. As individual tax situations may vary, each prospective purchaser of Units is urged to consult their tax advisor.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                  Notes to Consolidated Financial Statements


NOTE 10 - MUTUAL FUND SUPPORT CHARGE
------------------------------------

During the fourth quarter of 1994, U.S. Government agency securities, with a par value of $221,750,000, were purchased from three money market funds advised by Reich & Tang Asset Management, L.P. NEIC financed the acquisition of the securities with repurchase agreements collateralized by the securities. NEIC incurred a $15,300,000 charge in the fourth quarter of 1994 representing the difference between the purchase price, at par, and the fair value of the securities. The securities had an amortized cost of $206,849,000 and a carrying value, at market, of $203,808,000 at December 31, 1994. At December 31, 1994, an unrealized loss of $3,041,000 was recorded as an adjustment to partners' capital when these securities were marked-to-market. During 1995, all U.S. Government agency securities with an amortized cost of $207,527,000 were sold for $209,551,000 resulting in gross gains of $2,189,000 and gross losses of $165,000. In connection with the sale of the U.S. Government agency securities, the related repurchase agreements of $197,365,000 were liquidated.


NOTE 11 - THE PROPOSED MERGER OF NEW ENGLAND MUTUAL AND METROPOLITAN LIFE
-------------------------------------------------------------------------

In August 1995, New England Mutual, NEIC's largest investor, announced an agreement to merge (the "Merger") with Metropolitan Life, with Metropolitan Life to be the surviving entity. This merger, which is subject to various policyholder and regulatory approvals, is expected to take place in the first half of 1996. Metropolitan Life is the second largest life insurance company in the United States in terms of total assets, having assets of over $130 billion (and adjusted capital of over $8 billion) at June 30, 1995. Incident to the Merger, New England Mutual's ownership interests in NEIC and the General Partner will be transferred to Metropolitan Life and Metropolitan Life will assume the various contractual obligations of New England Mutual to NEIC and the Firms. This transaction will constitute a technical "change of control" of NEIC under federal securities law. As a consequence, the Investment Management Firms are in the process of soliciting the consent of individual investment advisory clients and the reapproval by mutual fund shareholders of investment management contracts with the funds they advise.

The transfer of New England Mutual's interest in NEIC to Metropolitan Life incident to the proposed merger is expected to cause a technical termination and reconstitution of NEIC as a partnership for federal income tax purposes. Were this to occur, management expects to preserve to public unitholders substantially all of the benefits of amortization tax deductions that they would have enjoyed if the termination had not occurred. Termination, if it occurred, would have no effect on NEIC continuing its status as a master limited partnership.

Copley serves as investment manager of a number of New England Mutual separate accounts, holding interests in real estate for third party clients. The proposed merger may constitute a transfer of these interests in certain circumstances resulting in the incurrence of additional expenses at the separate accounts and a possible need to refinance debt relating to certain properties. Copley and New England Mutual are developing a plan to deal with these matters and to protect the interests of Copley and its clients. NEIC does not expect any material adverse financial consequences resulting from this transfer.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                  Notes to Consolidated Financial Statements


NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES
------------------------------------------------

Litigation
----------

Two state pension funds which are major Copley clients have each brought suit against New England Mutual and Copley alleging that they are legally responsible for losses on investments by the PCIG funds sponsored by Copley. In general, the suits allege breach of fiduciary duty, breach of contract, gross negligence and misrepresentation and violation of various state statutes. One suit seeks repayment or damages of approximately $600 million and certain other relief and the other suit seeks repayment or damages of approximately $50 million and certain other relief. New England Mutual and Copley intend to defend the suits vigorously. New England Mutual, and Metropolitan Life subsequent to the Merger, has agreed to indemnify Copley against any and all liability and expense arising out of these suits or out of other claims or actions relating to these pension funds (and pursuant to the agreement is currently paying all expenses of the pending suits). Management believes that significant losses as a result of these suits are remote and the suits should not have a material adverse effect on the financial condition, results of operations and cash flows of NEIC. Management has based its conclusion on its assessment of the merits of the cases, the current status of the cases, the background of the litigation, and, in light of these factors, New England Mutual's agreement to indemnify Copley for its expenses and liability, if any.

The Partnership is subject to other legal proceedings and claims which have been incurred in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions, if any, will not materially affect the financial position of the Partnership.

Lease Commitments
-----------------

Rental expense, net of sublease income, totaled $6,791,000, $7,558,000 and $8,470,000 for the years ended December 31, 1993, 1994 and 1995, respectively. Annual minimum lease commitments under non-cancelable operating leases are $8,429,000 in 1996, $8,114,000 in 1997, $8,134,000 in 1998, $8,249,000 in 1999,
$7,877,000 in 2000 and $22,115,000 thereafter.


NOTE 13 - POST-RETIREMENT BENEFITS
----------------------------------

Post-retirement benefits are provided under group plans sponsored by NEIC and its subsidiary, Loomis Sayles. Benefits provided include contributory medical and dental coverage and life insurance coverage with such costs being funded as incurred. Effective January 1, 1995, medical benefits for certain participants will be capped at the 1996 level.

Post-retirement benefit expense for the years ended December 31 follows:

                                       1993    1994     1995
                                      ------  -------  ------
                                          (in thousands)

Service cost                          $ 253    $ 229   $ 226
Interest cost                           387      335     341
Accretion                               (65)     (92)   (108)
                                      -----    -----   -----

   Post-retirement benefit expense    $ 575    $ 472   $ 459
                                      -----    -----   -----


                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                  Notes to Consolidated Financial Statements


The funded status of the plan at December 31 follows:

                                                        1994           1995
                                                        ----           ----
                                                         (in thousands)
Accumulated post-retirement benefit
obligation (APBO):
   Retirees                                            $2,250         $2,199
   Fully eligible active plan participants                881            775
   Other active plan participants                       1,611          1,631
                                                       ------         ------
      Accumulated post-retirement benefit obligation    4,742          4,605
Unrecognized gain and plan amendments                   1,757          2,157
                                                       ------         ------
      Accrued post retirement benefit cost             $6,499         $6,762
                                                       ------         ------


The weighted average discount rate used in determining the APBO was 8.0% at December 31, 1994 and 7.25% at December 31, 1995 and the weighted average salary increase assumed was 5% at December 31, 1994 and 1995. For the 1995 valuation, the medical indemnity plan rate is assumed to decrease from 9% to 5% (by .5% annual increments) and the health maintenance organization and dental care trend rates were assumed to decrease from 6% to 4% (by .5% annual increments). A 1% increase in the assumed health care cost trend rates would increase the APBO by $513,000 at December 31, 1995 and would increase net post-retirement benefit expense $82,000 for the year ended December 31, 1995.


NOTE 14 - PENSION PLANS
-----------------------

Defined Contribution Plans
--------------------------

Effective January 1, 1995, NEIC adopted a defined contribution plan for all employees, which replaced the New England Mutual Home Office Retirement Plan. Employees of Loomis continue to have their own defined benefit plan. Defined contribution plan expense for the year ended December 31, 1995 was $1,919,000. Benefits accrued under the New England Mutual Home Office Retirement Plan have been frozen at December 31, 1994 with the liability satisfied by New England Mutual. Pension expense under the New England Mutual Home Office Retirement Plan was $970,000 and $1,533,000 in 1993 and 1994, respectively.

Defined Benefit Plan - Loomis Sayles
------------------------------------

Loomis Sayles sponsors a defined benefit funded pension plan covering substantially all of its employees. Benefits are determined based on years of service and average compensation calculations. Loomis Sayles' funding policy provides that payments to the pension trust shall equal or exceed the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The plan's transition surplus is being amortized over 22 years.

Loomis Sayles also sponsors a defined benefit unfunded (nonqualified) supplemental pension plan for certain employees who meet service, age and base compensation requirements and who are elected into the plan. Loomis' policy is to pay plan benefits directly to the employees as they become due. The plan's transition obligation was amortized over 7.5 years.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                  Notes to Consolidated Financial Statements


Net periodic pension income for the funded and unfunded plans for the years ended December 31 follows:

                                                      1993        1994      1995
                                                      ----        ----      ----
                                                            (in thousands)

   Actual return on plan assets                       $ 7,299   $(1,750)  $12,127
   Amortization of deferred (gain) loss                (2,530)    6,597    (6,977)
                                                      -------   -------   -------
      Expected return on plan assets                    4,769     4,847     5,150
   Service costs - benefits earned                       (824)     (907)   (1,022)
   Interest cost on projected benefit obligations      (2,610)   (2,563)   (2,745)
   Amortization of unrecognized net surplus at
    transition and plan amendments                        398       608       444
   Amortization of excess cumulative difference          (138)     (123)      (36)
                                                      -------   -------   -------
       Net periodic pension income                    $ 1,595   $ 1,862   $ 1,791
                                                      -------   -------   -------

Assumptions:
------------
   Discount rate                                         7.50%     8.00%     7.25%
   Increase in compensation levels                       5.00%     5.00%     5.00%
   Long-term return on plan assets                      10.50%    10.50%    10.50%

The funded status of the plans at December 31 follows:

                                                     1994                   1995
                                          ------------------------  --------------------
                                             FUNDED        SUPP.     FUNDED      SUPP.
                                              PLAN         PLAN       PLAN       PLAN
                                              ----         ----       ----       ----
                                                           (in thousands)

Actuarial present value of benefit
 obligation:
 Vested benefits                               $28,798    $ 3,408    $33,202    $ 4,629
 Non-vested benefits                               963         54      1,129         27
                                               -------    -------    -------    -------
   Accumulated benefit obligation               29,761      3,462     34,331      4,656
 Effect of anticipated future compensation
   levels                                        2,102          -      3,200          6
                                               -------    -------    -------    -------
   Projected benefit obligation                 31,863      3,462     37,531      4,662

 Plan assets at fair value                      47,273          -     57,802          -
                                               -------    -------    -------    -------
   Plan assets in excess (less than) projected
    benefit obligation                          15,410     (3,462)    20,271     (4,662)
 Unrecognized net loss                           6,833        455      2,890      1,518
 Unrecognized plan amendments                      639       (197)     1,386       (150)
 Unrecognized net overfunding at
   transition                                   (6,299)         -     (5,815)         -
 Additional recognized pension liability             -       (258)         -     (1,362)
                                               -------    -------    -------    -------

   Pension asset (liability)                   $16,583    $(3,462)   $18,732    $(4,656)
                                               -------    -------    -------    -------

January 1, 1994 and 1995 were used to determine the various pension measurements, including plan assets and benefit obligations as of December 31, 1994 and 1995, respectively. The change in actuarial assumptions resulted in increases of $3,057,000 and $272,000 in the December 31, 1995 projected benefit obligation of the funded plan and supplemental plan, respectively. Plan assets are invested primarily in Loomis Sayles mutual funds and NEIC affiliated investment funds.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                  Notes to Consolidated Financial Statements


NOTE 15- RELATED PARTY TRANSACTIONS
-----------------------------------

Mutual Fund Affiliations
------------------------

NEIC and its subsidiaries provide investment management, distribution and consulting services to mutual funds sponsored by NEIC subsidiaries. NEIC also invests cash in affiliated money market funds. Related party transactions included in the consolidated financial statements at or for the years ended December 31 follow:


                                        1993      1994      1995
                                      --------  --------  --------
                                             (in thousands)
Balance Sheet Data:
   Cash - money market funds          $23,818   $12,827   $25,911
   Receivables - mutual funds           8,118     6,910     7,211

Statement of Income Data:
   Management and advisory fees        28,938    55,654    67,794
   Other revenues and interest income   5,794    11,846    15,845
   Mutual fund support charge               -    15,300         -


New England Mutual
------------------

NEF pays a commission to New England Securities ("NES"), a wholly-owned subsidiary of New England Mutual, for sales made by NES representatives of mutual funds distributed by NEF. Commissions related to these sales for 1993, 1994 and 1995 totaled $22,629,000, $20,736,000 and $19,488,000, respectively.

Loomis Sayles maintains a death benefit plan for substantially all of its officers. The plan is substantially funded by life insurance policies issued by New England Mutual on the lives of the officers. Loomis Sayles is the beneficiary under all of the plan's insurance policies. Cash surrender value of these policies totaled $10,368,000 and $8,370,000 at December 31, 1994 and 1995, respectively.

NEIC provides investment management services for New England Mutual by managing certain New England Mutual general account and segregated asset accounts. The general account services are provided under separate investment management agreements (the "Management Agreements") with several Investment Management Firms. For 1993 and 1994, NEIC earned a fee from New England Mutual that was the greater of 0.30% of the general account net assets under management or $16,000,000. For 1995, these Management Agreements contained annual fee rates ranging from 0.18% to 0.50% of assets advised, depending upon the class of asset, with a minimum fee payable of $14.4 million. NEIC earned $15,000,000 under this agreement in 1995. NEIC also earned $1,503,000 in 1995 under a special incentive fee arrangement for the sale of real estate assets in support of New England Mutual's general account portfolio reallocation goals. For 1996, general account fees earned will range from 0.166% to 0.50%, based on current market rates with a minimum guaranteed fee of $13,000,000.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                  Notes to Consolidated Financial Statements


Aggregate amounts included in the consolidated financial statements for transactions related to New England Mutual and its affiliates at or for the year ended December 31 follow:

                                           1993     1994     1995
                                           ----     ----     ----
                                               (in thousands)
Balance Sheet Data:
   Accounts receivable                    $ 4,405  $ 4,423  $ 5,709
   Accounts payable                         2,597    2,168    1,129
   Distribution payable                     8,683    9,042   10,244

Income Statement Data:
   Revenues:
     Management and advisory fees:
       General Account                     16,278   16,207   16,503
       Segregated Asset Accounts            8,555    6,689    6,178
   Expenses:
     Occupancy and equipment                2,742    2,837    2,854
     Data processing, interest and          4,097    2,749    3,248
     other Employee benefit plans           2,819    3,675    1,226


Deferred Fees Receivable from Affiliated Partnerships
-----------------------------------------------------

Deferred management fees receivable from affiliated real estate partnerships of $2,506,000 and $2,003,000 at December 31, 1994 and 1995, respectively, are classified as non-current other assets on the consolidated balance sheet. These balances are net of reserves of $3,267,000 and $3,572,000 at December 31, 1994 and 1995, respectively. The collection of these fees is expected from cash flows generated by long-term operation and eventual sale of the real estate assets. Fees totaling $359,000 were collected during 1995.

Investments in Partnerships
---------------------------

NEIC subsidiaries serve as general partner in 37 partnerships, most of which are real estate partnerships. The general partnership interest in these partnerships is generally 1% or less. The investment in the partnerships is generally accounted for under the equity method since there is the ability to exercise significant influence over the management, conduct and operation of the various businesses. The carrying value of the investment in partnerships, which approximates market value, was $2,778,000 and $5,150,000 at December 31, 1994 and 1995, respectively, and is included in other non-current assets. NEIC's equity in partnership earnings is immaterial. New England Mutual is a partner in five of these partnerships as of December 31, 1995 through its segregated asset account vehicle. Management and advisory fees from New England Mutual's portion of these five partnerships totaled $10,124,000, $9,455,000, and $8,637,000 for 1993, 1994, and 1995, respectively. The remaining management and advisory fees from the partnerships totaled $6,258,000, $6,079,000, and $5,562,000 for 1993, 1994, and 1995, respectively.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                  Notes to consolidated financial Statements


NOTE 16 - FIXED ASSETS
----------------------

Fixed assets at December 31 consisted of the following:

                                           1994     1995
                                           ----     ----
                                           (in thousands)
Property and equipment                    $22,665  $27,146
Leasehold improvements                      9,114   11,452
                                          -------  -------
                                           31,779   38,598
Less accumulated depreciation and
 amortization                              16,493   21,431
                                          -------  -------

                                          $15,286  $17,167
                                          -------  -------

Depreciation and amortization expense for 1993, 1994 and 1995 was $3,088,000, $4,178,000 and $4,938,000, respectively.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                  Notes to consolidated financial Statements


NOTE 17 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
-------------------------------------------------------

                                                            1995
                                          ----------------------------------------------
                                           FIRST        SECOND       THIRD       FOURTH
                                          QUARTER/1/   QUARTER/1/   QUARTER/1/   QUARTER
                                          --------     --------     --------     -------
                                               (in thousands, except per unit data)
REVENUES:
 Management and advisory
  fees and other                           $61,097      $64,751      $63,797     $85,901
 Gain on partial sale of affiliate           4,712            -            -           -
                                           -------      -------      -------     -------
                                            65,809       64,751       63,797      85,901
                                           -------      -------      -------     -------
EXPENSES:
 Compensation and benefits                  28,348       30,003       30,102      42,702
 Other expenses                             21,729       23,146       20,823      29,100
                                           -------      -------      -------     -------
                                            50,077       53,149       50,925      71,802
                                           -------      -------      -------     -------

Income before income taxes                  15,732       11,602       12,872      14,099
Income tax expense                             400          225          350         580
                                           -------      -------      -------     -------
Net income                                 $15,332      $11,377      $12,522     $13,519
                                           =======      =======      =======     =======

Net income per Public Unit                 $  0.53      $  0.40      $  0.43     $  0.38
                                           =======      =======      =======     =======

Distributions declared per Unit            $  0.42      $  0.44      $  0.44     $  0.48
                                           =======      =======      =======     =======

Operating Cash Flow/2/                     $14,887      $15,532      $16,803     $21,460
                                           =======      =======      =======     =======

Weighted Average Units Outstanding          31,990       31,990       32,134      39,336
                                           =======      =======      =======     =======
                                                            1994
                                          ----------------------------------------------
                                           FIRST       SECOND        THIRD       FOURTH
                                          QUARTER      QUARTER      QUARTER      QUARTER
                                          -------      -------      -------      -------
                                               (in thousands, except per unit data)
REVENUES:
 Management and advisory
  fees and other                           $56,011      $56,340      $57,630     $59,307
 Gain on partial sale of affiliate           4,746            -            -           -
                                           -------      -------      -------     -------
                                            60,757       56,340       57,630      59,307
                                           -------      -------      -------     -------
EXPENSES:
 Compensation and benefits                  29,007       28,774       29,077      28,615
 Other expenses                             17,067       17,793       18,118      20,258
 Mutual fund support charge/3/                   -            -            -      15,300
                                           -------      -------      -------     -------
                                            46,074       46,567       47,195      64,173
                                           -------      -------      -------     -------

Income (loss) before income taxes           14,683        9,773       10,435      (4,866)
Income tax expense                             350          200          250         300
                                           -------      -------      -------     -------
Net income (loss)                          $14,333      $ 9,573      $10,185     $(5,166)
                                           =======      =======      =======     =======

Net income per Public Unit                 $  0.51      $  0.36      $  0.37     $ (0.11)
                                           =======      =======      =======     =======

Distributions declared per Unit            $  0.42      $  0.42      $  0.42     $  0.42
                                           =======      =======      =======     =======

Operating Cash Flow/2/                     $14,319      $14,242      $14,568     $14,498
                                           =======      =======      =======     =======

Weighted Average Units Outstanding          31,994       31,994       31,990      31,990
                                           =======      =======      =======     =======

 /1/ Certain amounts have been reclassified to conform to the 1995 annual presentation.

 /2/ Operating Cash Flow represents income before support charge plus restricted unit plan compensation and amortization of intangibles reduced by capital gains. Operating Cash Flow per Unit should not be construed as an alternative to Net income per Public Unit or cash flow from operating activities.

 /3/ Represents a charge of $15.3 million for the purchase of U.S. Government agency securities as described in note 10.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                  Notes to consolidated financial Statements


REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of New England Investment Companies, L.P.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) on page 52 of this Form 10-K present fairly, in all material respects, the financial position of New England Investment Companies, L.P., its predecessor corporation, New England Investment Companies, Inc. and their subsidiaries (collectively, the "Partnership") at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Price Waterhouse LLP

Boston, Massachusetts
January 31, 1996

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Under the Partnership Agreement and Delaware Law, the Partnership's activities are managed by the General Partner, New England Investment Companies, Inc. The General Partner has agreed that it will conduct no business other than that of managing the Partnership except the management of its own passive investments. The General Partner is a wholly owned subsidiary of New England Mutual, which has the right to elect all directors of the General Partner, subject to its obligation to elect one designee of RTI.

      The following table sets forth the name, age and positions of each of the General Partner's directors and executive officers at December 31, 1995. The executive officers of the General Partner hold comparable posts with the Partnership, in which they act pursuant to delegated authority from the General Partner.


Name                           Age       Position
----                           ---       --------

Peter S. Voss                  49        Chairman of the Board, Chief Executive Officer and
                                          President; Chairman of Executive Committee
William S. Antle III           51        Director
Robert J. Blanding             48        Director
Thomas J. Galligan, Jr.        76        Director; Chairman of Audit Committee and member
                                          of Compensation Committee
Paul E. Gray                   64        Director
Charles M. Leighton            60        Director; member of Audit and Compensation
                                          Committees
Victor A. Morgenstern          53        Director
Edward E. Phillips             68        Director
Robert A. Shafto               60        Director; Chairman of Compensation Committee and
                                          member of Executive Committee
Oscar L. Tang                  57        Director; member of Compensation Committee
G. Neal Ryland                 54        Executive Vice President, Treasurer and Chief
                                          Financial Officer
Sherry A. Umberfield           41        Executive Vice President, Corporate Development
Edward N. Wadsworth            58        Executive Vice President, General Counsel
                                          and Secretary

     For purposes of the following description, references to New England Investment Companies, Inc. include the predecessor organization.

     Messrs. Blanding and Morgenstern serve pursuant to a program whereby two General Partner board positions are held, on a periodic rotating basis, by Chief Executive Officers of Investment Management, Distribution or Consulting Firms. Following the proposed Merger, the General Partner will be a direct or indirect wholly owned subsidiary of Metropolitan Life, which is expected to nominate new directors to replace selected New England Mutual representatives.

     Mr. Voss is Chairman of the Board of Directors and Chief Executive Officer of the Partnership and the General Partner. He was Chief Executive Officer and a director of New England Investment Companies, Inc. from October 1992, and Chairman of the Board of New England Investment Companies, Inc. from December 1992 until the acquisition of Reich and Tang. Mr. Voss was Group Executive Vice President, Bank of America, responsible for its global asset management and private banking business, from April 1992 to October 1992. Mr. Voss was Executive Vice President of Security Pacific National Bank and Chief Executive Officer of Security Pacific Hoare Govett Companies, a wholly owned subsidiary of Security Pacific Corporation, from April 1988 to April 1992. Mr. Voss became a director of New England Mutual in March 1993. Mr. Voss serves as Chairman or a member of the Board of Directors of each of the Partnership's corporate subsidiaries and the general partners of the Partnership's partnership subsidiaries, as well as serving as Chairman of the Board of Trustees of all the mutual funds in the New England Fund Group and serving as trustee of Harris Associates Investment Trust. Mr. Voss serves as a member of the Board of Governors of the Investment Company Institute.

     Mr. Antle became a director of the General Partner in January 1996. He has been President and Chief Executive Officer of Oak Industries Inc., a manufacturer of communications components, since December 1989. From June to December 1989, he was President of the Hadleigh Group, a consulting firm specializing in improving the profitability of underperforming companies. Prior to that time, Mr. Antle was Executive Vice President of Bain and Company, an international strategy consulting firm, where he served in several executive positions from 1980 until his departure. Mr. Antle is also a director of ESCO Electronics Corporation and GenRad, Inc.

     Mr. Blanding became director of the General Partner in January 1996. Since April 1995, Mr. Blanding has served as President, Chief Executive Officer and a director of Loomis Sayles. He was President, Chief Operating Officer and a director of Loomis Sayles from August 1992 until April 1995, and an Executive Vice President and director of Loomis Sayles from September 1991 to August 1992. References to Loomis Sayles include the general partner of Loomis Sayles as well as a predecessor organization.

     Mr. Galligan became a director of New England Investment Companies, Inc. in May 1990 and serves as director of the General Partner. Mr. Galligan was Chairman of the Board of Directors of Boston Edison Company from 1979 until his retirement in December 1986, served as its Chief Executive Officer from 1970 to 1984 and served as a director until May 1990. Mr. Galligan formerly served as a director of New England Mutual.

     Dr. Gray became a director of the General Partner in March of 1996. He has been Chairman of the Corporation at the Massachusetts Institute of Technology since October 1990 and a member of the faculty since 1960. Dr. Gray also serves as a director of The Boeing Company, Eastman Kodak Company and New England Mutual.

     Mr. Leighton became a director of New England Investment Companies, Inc. in May 1990 and serves as director of the General Partner. Mr. Leighton has been Chairman of the Board and Chief Executive Officer of CML Group, Inc., a specialty consumer products company, since 1969. Mr. Leighton also serves as a director of New England Mutual.

     Mr. Morgenstern became a director of the General Partner in January 1996. Since January 1992, Mr. Morgenstern has been the President, Chief Executive Officer and a director of Harris. Prior to such time, he was a Vice President and director of Harris. Mr. Morgenstern also serves as President and a Trustee of Harris Associates Investment Trust. References to Harris include the general partner of Harris as well as a predecessor organization.

     Mr. Phillips was Chairman of the Board of Directors of New England Investment Companies, Inc. from December 1989 until December 1991 and from August 1992 until December 1992. He currently serves as a director of the General Partner. He was Chief Executive Officer of New England Investment Companies, Inc. from August 1992 until October 1992. Mr. Phillips served as Chairman of the Board of Directors of New England Mutual from 1978 to June 1993 and Chief Executive Officer of New England Mutual from 1978 to January 1992. Mr. Phillips serves as a director of NYNEX Corporation.

     Mr. Shafto, a director of New England Investment Companies, Inc. since August 1992, became Chairman of the Board of Directors of New England Mutual in July 1993, and is President and Chief Executive Officer of New England Mutual, having served in that capacity since January 1992. He currently serves as a director of the General Partner. Mr. Shafto was President and Chief Operating Officer of New England Mutual from 1990 to 1992 and President- Insurance and Personal Finance Services of New England Mutual from 1988 to 1990. Mr. Shafto also serves as a director of Fleet Bank of Massachusetts, N. A. and Keane, Inc.

     Mr. Tang became a director of the General Partner in September 1993 at the time of the acquisition of Reich & Tang. Mr. Tang, a founder of RTI and Reich & Tang, has been an officer and director of RTI since its organization in 1970, and was Chairman of the Board of Directors and Chief Executive Officer of RTI from 1981 until 1987 when he became President and Chief Executive Officer. He currently serves as a consultant to the Partnership and serves as a director for IFR Systems, Inc.

     Certain background information is provided below with respect to the executive officers of the General Partner in addition to Mr. Voss. The executive officers of the General Partner hold comparable posts with the Partnership, in which they act pursuant to delegated authority from the General Partner.

     Mr. Ryland is Executive Vice President, Treasurer and Chief Financial Officer of the General Partner. He assumed comparable posts with New England Investment Companies, Inc. in July 1993. Mr. Ryland also serves as a director of Copley, Harris and R&T Asset Management L.P. Mr. Ryland was Executive Vice President and Chief Financial Officer of The Boston Company, a diversified financial services company, from March 1989 until July 1993.

     Ms. Umberfield is Executive Vice President, Corporate Development of the General Partner. She held a comparable position with New England Investment Companies, Inc. from December 1989 until September 1993. Ms. Umberfield was a Vice President of New England Mutual from December 1988 to December 1992. She is a Chartered Financial Analyst. Ms. Umberfield is a director of NEIA and Graystone and of the general partners of NEF and Westpeak.

     Mr. Wadsworth is Executive Vice President, General Counsel and Secretary of the General Partner. He held comparable posts with New England Investment Companies, Inc. since December 1989. Mr. Wadsworth was Senior Vice President and Associate General Counsel of New England Mutual from 1981 until December 1992. Mr. Wadsworth is the Clerk of NEIA and of Westpeak's and R&T Asset Management L.P.'s general partners.

     Section 16(a) of the Securities Exchange Act of 1934 requires the General Partner's directors and executive officers, and persons who own more than 10% of the Units, to file with the SEC and NYSE initial reports of ownership and reports of changes in ownership of Units. To the best of the Partnership's knowledge, during the year ended December 31, 1995, all Section 16(a) filing requirements applicable to its executive officers, directors and 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth all plan and non-plan compensation paid to the chief executive officer and to all persons who served as executive officers of the Partnership in 1995 (such persons being hereinafter collectively referred to as the "Named Executive Officers"):



                                          Annual Compensation (1)            Long-Term Compensation
                                     ---------------------------------  ---------------------------------
Name and                                                                  Restricted        All Other
Principal Position             Year   Salary      Bonus       Other     Unit Awards (3)  Compensation (4)
------------------             ----  -------      -----       -----     ---------------  ----------------
Peter S. Voss                  1995  $440,000  $1,020,000         -                  -       $48,946
Chairman and Chief             1994   400,000     400,000         -                  -        16,005
Executive Officer              1993   400,000     400,000  $177,286(2)      $9,250,000        18,808

G. Neal Ryland                 1995   235,000     235,000         -                  -        27,512
Executive Vice                 1994   220,000     150,000         -                  -        22,459
President, Treasurer           1993   100,000      50,000         -            809,375        16,544
and Chief Financial Officer

Sherry A. Umberfield           1995   205,000     140,000         -                  -        24,375
Executive Vice                 1994   205,000      45,000         -                  -        10,861
President, Corporate           1993   205,000      50,000         -          1,734,375        12,044
Development

Edward N. Wadsworth            1995   212,500     145,000         -                  -        36,209
Executive Vice                 1994   212,500      53,000         -                  -        13,046
President, General             1993   212,500      50,000         -          1,734,375        15,235
Counsel and Secretary
-----------------------------

(1) Includes annual compensation paid by the Partnership, and by New England Investment Companies, Inc. prior to the acquisition of Reich & Tang, which occurred on September 15, 1993. Mr. Ryland became employed by New England Investment Companies, Inc. on July 19, 1993.

(2) Represents relocation and related expenses paid for the benefit of or reimbursed to Mr. Voss, including related tax gross-up payments.
(3) The Restricted Unit valuations set out in the table above were calculated using $23.125 per Unit, which was the Unit value at date of grant, September 15, 1993. Calculated using the December 31, 1995 Unit valuation of $21.125, the ownership and valuation of unvested Units held by the Named Executive Officers under the Partnership's Restricted Unit Plan are as follows: Mr. Voss, 160,000 Units valued at $3,380,000; Mr. Ryland, 14,000 Units valued at $295,750; Ms. Umberfield, 30,000 Units valued at $633,750; and Mr. Wadsworth, 30,000 Units valued at $633,750. These Units are scheduled to vest one-half on each of June 30, 1996 and June 30, 1997. Partnership distributions are paid on these Units.
(4) With respect to 1995, consists of insurance payments for term life (in each case less than $2,000) and contributions under defined contribution plans as follows: $46,940 for the benefit of Mr. Voss; $26,440 for the benefit of Mr. Ryland; $23,440 for the benefit of Ms. Umberfield; and $35,240 for the benefit of Mr. Wadsworth.

RESTRICTED UNIT PLAN

At the time of the acquisition of Reich & Tang on September 15, 1993, the Partnership established the Restricted Unit Plan ("RUP") pursuant to which New England Mutual and RTI contributed 1,100,000 and 326,000 Units, respectively, to the Partnership to be used for Unit grants. Under the Partnership Agreement, the expense and associated tax benefit of restricted Units grants under the RUP are specially allocated to New England Mutual and RTI, so that publicly-traded Units bear no expense or related tax deduction from the RUP. There was no cost to the executive for the restricted Units, and each executive has the right to vote and to receive Partnership distributions made on such Units.

The Partnership's Restricted Unit Plan provides for the immediate vesting of all restricted Units held by all plan participants in the event of a "change of control" of the Partnership, as in the case of the proposed Merger of New England Mutual with Metropolitan Life. See Item 1, The Proposed Merger of New England Mutual and Metropolitan Life.

EMPLOYMENT AGREEMENTS

NEIC and the General Partner are party to an employment agreement ("the Employment Agreement") dated as of August 16, 1995 (the "Effective Date") with Peter S. Voss providing for the employment of Mr. Voss as Chairman of the Board, Chief Executive Officer and President of the Partnership and the General Partner for an initial term of three years. The term of the Employment Agreement will be automatically extended for an additional two-year period unless terminated by any party prior to the second anniversary of the Effective Date of the Employment Agreement. During the term of the Employment Agreement, Mr. Voss will receive an annual salary established from time to time by the Board of Directors of the General Partner. In addition, Mr. Voss will be entitled to receive an annual bonus determined by the Board. In the event that Mr. Voss is terminated by the Partnership without Cause or Mr. Voss elects to terminate his employment as a result of a Constructive Discharge Event (as defined in the Employment Agreement), Mr. Voss shall be entitled to lump sum payment equal to three times his Salary (as then in effect) and three times his Bonus Amount (as defined in the Employment Agreement). In addition, in the event of such a termination, Mr. Voss shall be deemed to be fully vested in any restricted units or other equity incentives held by him on the date of such termination. In the event that the Partnership timely elects not to extend the Employment Agreement for an additional two-year period as described above, Mr. Voss shall be entitled to one times his Salary and one times his Bonus Amount.

In addition, the Partnership and the General Partner are also party to agreements dated as of August 16, 1995 (the "Named Executive Agreements") with each of G. Neal Ryland, Sherry A. Umberfield and Edward N. Wadsworth providing, in each case, that if the employment of such Named Executive Officer is terminated by the Partnership prior to the third anniversary of the Effective Date of such Named Executive Agreements other than for Cause or disability or if the Partnership constructively Discharges such Named Executive Officer and if Peter S. Voss or his designee, in his capacity as Administrator under the Named Executive Agreements, determines that such termination of employment or Constructive Discharge was not primarily related to such Named Executive Officer's performance or the ordinary course of business, then such Named Executive Officer shall be entitled to lump sum payments equal to one and one-half times his or her salary and his or her bonus amount.

COMPENSATION OF DIRECTORS

Directors of the General Partner who are not employees of the Partnership or its subsidiary firms ("Outside Directors") receive a retainer of $20,000 annually. In addition, the Partnership pays each Outside Director fees of $1,500 per meeting of the Board of Directors attended and $750 per meeting of a Board Committee attended. Chairmen of Committees of the Board of Directors who are Outside Directors are paid an additional annual retainer of $1,500. Directors may defer payment of retainer and meeting fees under a directors deferred compensation plan. Mr. Tang has a consulting arrangement with the Partnership that provides for the payment of annual consulting fees of $150,000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Robert A. Shafto, the Chairman, President and Chief Executive Officer of New England Mutual, serves as Chairman of the Compensation Committee of the Board of Directors of the General Partner of the Partnership. Other members of the Compensation Committee are Thomas J. Galligan, Charles M. Leighton and Oscar L. Tang. Peter S. Voss serves on the Board of Directors of New England Mutual.
See Item 13, "Certain Relationships and Related Transactions," for a discussion of the relationship between the Partnership and the General Partner with New England Mutual.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------   ---------------------------------------------------------------

PRINCIPAL SECURITY HOLDERS
--------------------------

  The following table sets out information as of January 31, 1996 as to all persons known by the Partnership to hold 5% or more of the outstanding Units.


Name and Address of               Amount and Nature of    Percent
Beneficial Owner                  Beneficial Ownership   of Class
----------------                  --------------------   --------
New England Mutual                     20,790,000 (1)      55.8%
Life Insurance Company
501 Boylston Street
Boston, Massachusetts  02117

Reich & Tang, Inc.                      6,582,400 (1)      17.7%
125 Cove Neck Road
Oyster Bay, New York  11771

Oscar L. Tang                           3,119,370 (2)       8.4%
600 Park Avenue
New York, New York  10020

----------------------
  (1) Does not include 551,800 Units and 166,300 Units contributed to the RUP by New England Mutual and RTI, respectively, as to which the contributing organizations retain certain income or reversionary rights. See Item 11 for a further description of the RUP. The ownership of New England Mutual shown excludes 110,000 GP Units owned by the General Partner, which represent all GP Units outstanding.

      All stockholders of RTI are parties to a stockholders' agreement relating to the maintenance of such corporation's status as an "S" corporation under the Internal Revenue Code and which creates numerous reciprocal and other rights relating to the disposition of stock in RTI by the stockholders.

  (2) All Mr. Tang's Units are beneficially owned indirectly through stock ownership in RTI, and such Units are included in the ownership attributed to RTI set out immediately above. Included are (i) 36,349 Units indirectly held by a trust for the lifetime benefit of Mr. Tang of which Mr. Tang is one of two trustees, and (ii) 885,584 Units indirectly held by trusts for Mr. Tang's children, as to which Mr. Tang disclaims beneficial ownership. Mr. Tang is a director of the General Partner of the Partnership and serves as a consultant to the Partnership.

MANAGEMENT
----------

     The following table sets out the beneficial ownership of Units as of January 31, 1996 of each director of the General Partner, of each Named Executive Officer of the General Partner and of all directors and executive officers of the General Partner as a group:



        NAME OF BENEFICIAL OWNER                    AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP        PERCENT OF CLASS
----------------------------------------           -------------------------------------------      -------------------
Peter S. Voss (1)(2)                                                             400,300                    1.1%

William S. Antle III (3)                                                               -                      -

Robert S. Blanding                                                                 9,000                      *

Thomas J. Galligan, Jr.                                                            2,000                      *

Paul E. Gray (4)                                                                       -                      -

Charles M. Leighton (3)                                                            1,750                      *

Victor A. Morgenstern (5)                                                        700,000                    1.9%

Edward E. Phillips                                                                 3,000                      *

Robert A. Shafto                                                                   2,700                      *

Oscar L. Tang (6)                                                              3,119,370                    8.4%

G. Neal Ryland (1)(7)                                                             36,000                    0.1%

Sherry A. Umberfield (1)                                                          70,000                    0.2%

Edward N. Wadsworth (1)                                                           67,380                    0.2%

All directors and executive officers of the
General Partner as a group (12 persons)                                        4,411,500                   11.8%

*  Represents less than 1%.

(1) Includes Units granted under the Partnership's RUP. See Item 11 for a description of the RUP.

(2) Includes 300 Units held by a child of Mr. Voss, as to which Mr. Voss disclaims beneficial ownership.

(3) Does not include accounts holding values equal to 118 Units and 8,159 Units for Messrs. Antle and Leighton, respectively, under a plan whereby directors of the General Partner can defer some or all of their Board retainer and meeting fees.

(4) Dr. Gray became a director of the General Partner on March 19, 1996.

(5) Includes 180,000 Units held by a limited partnership as to which Mr. Morgenstern serves as general partner.

(6) For a statement of Mr. Tang's beneficial ownership, see under the caption Principal Security Holders immediately above.

(7) Includes 1,000 Units held by Mr. Ryland's children, as to which he disclaims beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATIONSHIPS WITH NEW ENGLAND MUTUAL

     As of December 31, 1995, New England Mutual owned 56% of the outstanding Units, and four of its directors (one of whom is New England Mutual's Chief Executive Officer) also serve as directors of the General Partner. In addition, the General Partner is a wholly owned subsidiary of New England Mutual and has the rights of a general partner under NEIC's partnership agreement. The Partnership and New England Mutual maintain several important business relationships as summarized below.

     Asset Management and Related Matters. As of December 31, 1995 certain of the Partnership's Investment Management Firms managed approximately $6.8 billion of New England Mutual's General Account assets. These services are provided principally under investment management agreements (the "Management Agreements") with several of the Investment Management Firms. For 1995, these Management Agreements contained annual fee rates ranging from 0.18% to 0.50% of assets advised, depending upon the class of asset, with a minimum fee payable of $14.4 million. NEIC earned $15.0 million under this agreement in 1995. NEIC also earned $1.5 million in 1995 under a special incentive fee arrangement for the sale of real estate assets in support of New England Mutual's General Account portfolio reallocation goals. For 1996, General Account fees earned will range from 0.166% to 0.50%, based on current market rates, with a minimum guaranteed fee of $13.0 million. Additionally, there is the opportunity to continue to earn special incentive fees if real estate assets are sold to unaffiliated buyers. Although the Management Agreements can be terminated and assets can be allocated to outside managers, the $13.0 million minimum fee for 1996 is payable to NEIC in the absence of a material breach of the Management Agreements. Any future rate changes will be negotiated, and management expects that such negotiated rates will be competitive in the market at such time.

     In addition, certain Investment Management Firms, as of December 31, 1995, managed approximately $3.9 billion of assets held directly or indirectly in segregated asset accounts of New England Mutual. Of this total, Copley managed $3.2 billion. For such services, the Firms received directly from New England Mutual approximately $14.2 million in 1995. The Firms also managed 10 mutual funds for the New England Zenith Funds which contain $1.5 billion in assets segregated to meet obligations under variable life insurance and variable annuity products issued by New England Mutual and a subsidiary of New England Mutual, as well as investments backing certain other insurance products issued by New England Mutual.

     New England Mutual has made mortgage loans to several real estate projects owned by joint ventures in which a Copley-sponsored fund participates. New England Mutual also serves as sole or joint guarantor of joint venture-related indebtedness in certain instances. In certain other cases New England Mutual is a coinvestor in investment funds sponsored by the Investment Management Firms, principally Copley.

     Services and Office Space. New England Mutual provides various services to the Partnership and the Firms pursuant to a services agreement between New England Mutual and NEIC dated as of January 1, 1992. These services include certain data processing, internal audit and various other administrative support services. All such services are provided at competitive rates established from time to time by negotiation between New England Mutual and the General Partner. In 1995, the Partnership paid New England Mutual approximately $3.2 million for such services. New England Mutual can discontinue providing, and the Partnership and the Firms can discontinue receiving, any or all of these services at any time on 60 days' notice.

     The Partnership and certain of its Subsidiaries lease office space and certain office equipment in a building owned by New England Mutual, for which, in 1995, New England Mutual received $2.9 million. The leases commenced at various dates ranging from July 1991 to January 1993 and expire at various dates. The rates are generally at current market rates.

     Retail Mutual Fund Distribution. Certain mutual funds sponsored by the Partnership, including the 22 mutual funds in the New England Fund Group, are sold in the retail market through broker-dealers including NES, which is owned by New England Mutual. NES's retail sales force consists of registered securities representatives who are part of New England Mutual's insurance agent field force. New England Funds paid $19.5 million to NES in 1995, including commissions on the sales of load mutual funds, 12-B1 distribution fees, and servicing fees on no-load mutual funds. In addition, NES is the principal underwriter for the funding vehicles for certain New England Mutual variable life and variable annuity products which are advised by the Partnership's Investment Management Firms.

     Tax Indemnification. For periods prior to the acquisition of Reich & Tang, New England Investment Companies, Inc. and its subsidiaries filed consolidated returns for federal and certain state income taxes together with certain subsidiaries of New England Mutual. In connection with the acquisition of Reich & Tang, all liabilities for taxes owed by New England Investment Companies, Inc. under these agreements were canceled and were not transferred to the Partnership. New England Mutual will indemnify and hold harmless the Partnership for any additional federal income taxes for New England Investment Companies, Inc. imposed for periods prior to the acquisition of Reich & Tang, offset by any tax benefit for periods prior to the acquisition of Reich & Tang.

     Participation in New England Mutual's Employee Benefit Plans. Employees of the Partnership and certain of its Subsidiaries have participated in various retirement, profit-sharing, supplemental insurance and health care and welfare benefit plans sponsored by New England Mutual. As of December 31, 1994, the Partnership has instituted its own retirement and profit sharing plans, and benefits have been frozen under New England Mutual's defined benefit retirement plan. During 1995, the Partnership revised the Health and Welfare program to allow employees to participate in health maintenance organization plans or New England Mutual's medical indemnity plan, based on individual election. Amounts paid by the Partnership and its Subsidiaries during 1995 relating to employees' participation in plans sponsored by New England Mutual was $1.2 million. In addition, Loomis Sayles purchased cash value life insurance policies from New England Mutual to satisfy Loomis Sayles obligations under a death benefit plan for senior executives. Premiums paid on these policies were $1.1 million in 1995.

     Certain Other Matters. New England Mutual has agreed to indemnify Copley against any and all liability and expense arising out of certain suits and out of other claims or actions involving certain investments relating to retirement plans managed by the Washington State Investment Board and the State Teachers Retirement Board of Ohio. See Item 3, "Legal Proceedings" for a description of these actions.

     New England Mutual has agreed to advance funds to Copley to meet Copley's contribution obligation, if it should arise, with respect to one investment partnership where a Copley subsidiary has a less than 1% general partnership interest. This obligation arose in 1992 incident to the contribution by Copley of various real estate interests to a subsidiary of New England Mutual in exchange for preferred stock.

     The Partnership and New England Mutual expect to maintain many of these relationships for the foreseeable future. Transactions between New England Mutual and the Partnership entered into in the future, including changes to the investment management fees the Partnership charges New England Mutual and service fees New England Mutual charges the Partnership, will be determined by negotiation from time-to-time. The Partnership believes that the financial aspects of these relationships are no less favorable to the Partnership than those available from unaffiliated third parties.

     Incident to New England Mutual's proposed Merger with Metropolitan Life, New England Mutual's ownership interests in NEIC and the General Partner will be transferred to Metropolitan Life, and Metropolitan Life will succeed to the various arrangements of New England Mutual with NEIC. For additional information regarding the Merger, see Item 1, "The Proposed Merger of New England Mutual and Metropolitan Life."

     New England Mutual and RTI have notified the General Partner that they may, subject to market and other conditions, seek to sell a portion of their holdings of Units in the future pursuant to certain registration rights contained in a Registration Rights Agreement by and among such parties and the Partnership.

RELATIONSHIPS WITH RTI

     As of December 31, 1995, RTI owns approximately 17.8% of the outstanding Units. Numerous actions were taken in 1993 involving RTI incident to or as a condition of the acquisition of Reich & Tang, including the Partnership undertaking to use its best efforts, through September 15, 1996, to maintain liability insurance coverage with respect to actions or omissions occurring prior to the acquisition of Reich & Tang for the benefit of RTI and its officers and directors with coverage being substantially the same as that historically maintained by RTI.

OTHER RELATIONSHIPS

  As of January 31, 1996, the Partnership had guaranteed loans by a commercial bank in an aggregate principal amount of $2.0 million to certain key employees of the Partnership and its Subsidiaries for the payment of income taxes arising upon the vesting of restricted LP Units granted to such employees under the Partnership's Restricted Unit Plan. See Item 11, "Executive Compensation" for further information on the Restricted Unit Plan. Prior to collecting on such indemnity, in addition to realizing on the Units that have been pledged by the key employees as collateral, the bank must, for a period of 90 days, use all reasonable means available to recover on loans in default directly from the borrower.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:



(1) Financial Statements.
    ---------------------

    The consolidated financial statements of New England Investment Companies, L.P. are included under
    Item 8 of this Form 10-K as follows:
                                                                                                        Page
                                                                                                        ----
         Consolidated Balance Sheet at December 31, 1994 and 1995                                        20

         Consolidated Statement of Income
             for the three years ended December 31, 1995                                                 21

         Consolidated Statement of Cash Flows
             for the three years ended December 31, 1995                                                 22

         Consolidated Statement of Changes in Partners' Capital
             for the three years ended December 31, 1995                                                 23

         Notes to Consolidated Financial Statements                                                      24

         Report of Independent Accountants                                                               40

(2)  Financial Statement Schedules
     -----------------------------

     Schedules are omitted because they are not applicable or the required information is shown on the notes thereto.

(3)  Exhibits
     --------

     The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference, as indicated.

         Executive Compensation Plans and Arrangements:

         10.1  1993 Equity Incentive Plan. (1)

         10.2  Restricted Unit Plan. (1)

         10.3  Restricted Unit Plan Agreement with Peter S. Voss. (1)

         10.4  Restricted Unit Plan Agreement with G. Neal Ryland. (1)

         10.5  Restricted Unit Plan Agreement with Sherry A. Umberfield. (1)

         10.6  Restricted Unit Plan Agreement with Edward N. Wadsworth. (1)

         10.7  New England Mutual Progress Sharing Plan and Amendments thereto.
               (1)

         10.8  New England Mutual Retirement Plan and Amendments thereto.  (1)

         10.9  New England Mutual Supplemental Retirement Plan.  (1)

         10.10 New England Mutual Supplemental Insurance Plan for Executives and Amendments thereto. (1)

         10.11  Employment Agreement with Peter S. Voss. (2)

         10.12  Agreement with G. Neal Ryland. (2)

         10.13  Agreement with Sherry A. Umberfield. (2)

         10.14  Agreement with Edward N. Wadsworth. (2)

         10.15  Defined Contribution Retirement Plan of the Partnership.

         10.16  401 (k) Savings Plan of the Partnership.

         10.17  Directors Deferred Compensation Plan.


         Other Exhibits:

         3.  Charter Documents.

             3.1 Articles of Organization of New England Investment Companies, Inc. (1)

             3.2    By-Laws of New England Investment Companies, Inc.  (1)

             3.3 Certificate of Limited Partnership of New England Investment Companies, L.P., together with all amendments thereto. (1)

             3.4 Amended and Restated Agreement of Limited Partnership of New England Investment Companies, L.P. (1)

             3.5 Agreement Amending the Amended and Restated Agreement of Limited Partnership of New England Investment Companies, L.P. in respect of Certain Employee Compensation Liabilities Accrued in 1993. (1)

         4.  Instruments Defining the Rights of Security Holders.

             4.1 Form of Certificate Evidencing Units Representing Limited Partnership Interests. (1)

             4.2  Form of Senior Note Certificate. (Included as an exhibit to
                  Exhibit 4.3)

             4.3  Form of Note Purchase Agreement.

         9. Voting Agreement by and among New England Investment Companies, Inc., Reich & Tang, Inc. and New England Mutual Life Insurance Company. (1)

        10.  Material Contracts.

             10.18 Second Amended and Restated Limited Partnership Agreement of Capital Growth Management Limited Partnership. (1)

             10.19 Registration Rights Agreement by and among Reich & Tang, Inc., New England Mutual Life Insurance Company and New England Investment Companies, L.P. (1)

             10.20 Amendment Number 1 to Investment Management Agreement among New England Mutual Life Insurance Company, New England Investment Companies, L.P. and Back Bay Advisors, L.P.

             10.21 Investment Management Agreement among New England Mutual Life Insurance Company and Copley Real Estate Advisors, Inc.

             10.22 Investment Management Agreement among New England Mutual Life Insurance Company and Loomis, Sayles & Company, L.P.
                    (5)

             10.23 Services Agreement between New England Mutual Life Insurance Company and New England Investment Companies, L.P. (1)

             10.24 Indemnification Agreement between New England Mutual Life Insurance Company, and Copley Real Estate Advisors, Inc., together with Amendment No. 1 thereto. (1)

             10.25 Lease between New England Mutual Life Insurance Company, New England Investment Companies, L.P. and certain Subsidiaries.
                    (1)

             10.25 Partnership Admission Agreement dated June 22, 1995 (Acquisition by the Partnership of the assets of Harris Associates L.P.). (3)

             10.26 Amendment No. 1 to Partnership Admission Agreement dated June 22, 1995. (4)

             10.27 Registration Rights Agreement between the Partnership and Harris Associates L.P.

             10.28 Investment Management Agreement among New England Mutual Life Insurance Company, New England Investment Companies, L.P. and Back Bay Advisors.(5)

          21. Subsidiaries of New England Investment Companies, L.P.

          23. Consent of Price Waterhouse LLP.

          27. Financial Data Schedule.

            NOTES
            ---------------------
            (1) Filed as an Exhibit to Registrant's 1993 Form 10-K Annual Report
                (File No. 1-9468).

            (2) Filed as an Exhibit to Registrant's Current Report on Form 8-K
                (File No. 1-9468) dated November 8, 1995.

            (3) Filed as an Exhibit to Registrant's Quarterly Report on Form
                10-Q (File No. 1-9468) for the quarter ended June 30, 1995.

            (4) Filed as an Exhibit to Registrant's Current Report on Form 8-K
                (File No. 1-9468) dated September 29, 1995 and filed with the Commission on October 10, 1995.

            (5) Filed as an Exhibit to Registrant's 1994 Form 10-K Annual Report
                (File No. 1-9468).

       (b)  Form 8-K filings:

            (i) On October 10, 1995, the Partnership filed with the Commission a
                Current Report on Form 8-K dated September 29, 1995 reporting the consummation of the acquisition of Harris Associates L.P. and certain operating policies resulting from the Harris acquisition relating to the payment of distributions to holders of Units. The following financial statements and pro forma financial information were filed therewith:

                (A) Consolidated Audited Financial Statements of Harris Associates L.P. and Subsidiaries as of December 31, 1994, 1993 and 1992.

                (B) Consolidated Unaudited Financial Statements of Harris Associates L.P. and Subsidiaries as of June 30, 1995 and 1994.

                (C) Unaudited Pro Forma Condensed Combined Balance Sheet of New England Investment Companies, L.P. as of June 30, 1995.

                (D) Unaudited Pro Forma Condensed Combined Statement of Operations of New England Investment Companies, L.P. for the Six Months Ended June 30, 1995.

                (E) Unaudited Pro Forma Condensed Combined Statement of Operations of New England Investment Companies, L.P. for the Year Ended December 31, 1994.

          (ii) On November 9, 1995, the Partnership filed with the Commission a Current Report on Form 8-K dated November 8, 1995 (A) reporting certain employment arrangements with the Partnership's Chairman, Chief Executive Officer and President; Executive Vice President and Chief Financial Officer; Executive Vice President, Corporate Development and Executive Vice President and General Counsel and
                (B) filing an audited balance sheet of New England Investment Companies, Inc., NEIC's general partner, as of December 31, 1993 and 1994.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                NEW ENGLAND INVESTMENT COMPANIES, L.P.

By:                        NEW ENGLAND INVESTMENT COMPANIES, INC.
                           General Partner

By:                        /s/ Edward N. Wadsworth
                           -----------------------
                           Edward N. Wadsworth
                           Executive Vice President

Date:                      March 19, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                Title                                 Date
---------                                -----                                 ----

/s/ G. Neal Ryland                  Executive Vice President, Chief       March 19, 1996
--------------------------          Financial Officer and Treasurer
G. Neal Ryland

/s/ Stephen D. Martino              Senior Vice President and Controller  March 19, 1996
--------------------------
Stephen D. Martino

/s/ Peter S. Voss                   Chairman, Chief Executive Officer     March 19, 1996
--------------------------          and President
Peter S. Voss
                                    Director                              March, 1996
---------------------------
William S. Antle III

/s/ Robert J. Blanding              Director                              March 19, 1996
---------------------------
Robert J. Blanding

/s/ Thomas J. Galligan, Jr.         Director                              March 19, 1996
----------------------------
Thomas J. Galligan, Jr.
                                    Director                              March, 1996
----------------------------
Paul E. Gray

/s/ Charles M. Leighton             Director                              March 19, 1996
----------------------------
Charles M. Leighton

/s/ Victor A. Morgenstern           Director                              March 19, 1996
----------------------------
Victor A. Morgenstern

/s/ Edward E. Phillips              Director                              March 19, 1996
----------------------------
Edward E. Phillips

/s/ Robert A. Shafto                Director                              March 19, 1996
----------------------------
Robert A. Shafto

/s/ Oscar L. Tang                   Director                              March 19, 1996
----------------------------
Oscar L. Tang
