Form 10-Q
period 1996-03-31
NEW ENGLAND INVESTMENT COMPANIES L P
filed 1996-05-15
CIK 812488

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------  ------------------------
Commission File Number: 1-9468


                     NEW ENGLAND INVESTMENT COMPANIES, L.P.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)



              DELAWARE                                     13-3405992
- -----------------------------------------     ----------------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

399 Boylston Street, Boston, Massachusetts                              02116
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                (617) 578-3500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                         [X] Yes       [  ] No



The issuer is a limited partnership with 37,403,850 Limited Partnership Interests outstanding at May 10, 1996.

                                    1 of 14

                     NEW ENGLAND INVESTMENT COMPANIES, L.P.


                               Index to Form 10-Q


PART I - FINANCIAL INFORMATION
- ------------------------------

                                                                           Page
                                                                           ----
Item 1.  Financial Statements.
         --------------------


         Consolidated Balance Sheet as of December 31, 1995
         and March 31, 1996                                                 3


         Consolidated Statement of Income for the three months
         ended March 31, 1995 and 1996                                      4


         Consolidated Statement of Cash Flows for the three months ended
         March 31, 1995 and 1996                                            5


         Notes to Consolidated Financial Statements                         6



Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations.                              10
         -----------------------------------


PART II - OTHER INFORMATION
- ---------------------------


Item 1.  Legal Proceedings.                                                13
         ------------------


Item 5.  Other Information.                                                13
         -----------------


SIGNATURES                                                                 14
- ----------

                                    2 of 14

                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                     NEW ENGLAND INVESTMENT COMPANIES, L.P.
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)



                                            December 31, 1995   March 31, 1996
                                            -----------------   --------------
                                                                (unaudited)
Assets
- ------

Current Assets:
   Cash and cash equivalents                    $ 34,385          $ 59,022
   Accounts receivable                            54,403            62,303
   Other                                          11,697            11,833
                                                --------          --------
      Total current assets                       100,485           133,158

Intangible assets                                355,122           350,419
Fixed assets                                      17,167            17,338
Other assets                                      48,099            48,407
                                                --------          --------

      Total assets                              $520,873          $549,322
                                                ========          ========

Liabilities and Partners' Capital
- ---------------------------------

Current Liabilities:
   Accounts payable and other liabilities       $ 24,774          $ 28,335
   Accrued compensation and benefits              29,541            20,082
   Distribution payable                           17,950            17,954
                                                --------          --------
      Total current liabilities                   72,265            66,371

Deferred compensation, benefits and other         17,666            19,216
Notes payable                                     80,919           110,000
Deferred purchase consideration                   41,000            41,000
                                                --------          --------

      Total liabilities                          211,850           236,587

Commitments and contingent liabilities
 (note 7)

Partners' capital                                309,023           312,735
                                                --------          --------
    Total liabilities and partners' capital     $520,873          $549,322
                                                ========          ========

          See accompanying notes to consolidated financial statements.


                                    3 of 14

                     NEW ENGLAND INVESTMENT COMPANIES, L.P.
                        CONSOLIDATED STATEMENT OF INCOME
                (in thousands, except per unit data, unaudited)



                                         Three Months Ended March 31,
                                         ----------------------------
                                             1995           1996
                                             ----           ----
Revenues
- --------
   Management and advisory fees                $51,917        $79,913
   Other revenues and interest income            9,180          9,412
   Gain on partial sale of affiliate             4,712          4,988
                                               -------        -------

                                                65,809         94,313
                                               -------        -------
Expenses
- --------
   Compensation and benefits                    28,348         43,436
   Restricted unit plan compensation             1,527          1,352
   Distribution costs                            4,448          6,232
   Amortization of intangibles                   2,740          5,401
   Occupancy and equipment                       3,184          3,788
   Interest expense                              2,631          2,093
   Other                                         7,199         11,076
                                               -------        -------

                                                50,077         73,378
                                               -------        -------

Income before income taxes                      15,732         20,935
   Income tax expense                              400            621
                                               -------        -------

Net income                                     $15,332        $20,314
                                               =======        =======
Net income per public unit                       $0.53          $0.53
                                               =======        =======

Weighted average units outstanding              31,990         40,385
                                               =======        =======



          See accompanying notes to consolidated financial statements.


                                    4 of 14

                     NEW ENGLAND INVESTMENT COMPANIES, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands, unaudited)



                                           Three Months Ended March 31,
                                           -----------------------------
                                               1995            1996
                                               ----            ----
Cash flows from operating activities:
   Net income                                 $  15,332        $ 20,314
   Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
      Amortization of intangibles                 2,740           5,401
      Restricted unit plan compensation           1,527           1,352
      Gain on partial sale of affiliate          (4,712)         (4,988)
                                              ---------        --------
            Sub-total                            14,887          22,079
      Depreciation and amortization                 760           1,204
      Increase in accounts
       receivable and other assets               (4,437)         (2,473)
      Decrease in accounts payable
       and other liabilities                    (12,377)         (4,348)
                                              ---------        --------

   Net cash provided by (used in)
    operating activities                         (1,167)         16,462
                                              ---------        --------
Cash flows from investing activities:
   Capital expenditures and other                  (695)         (2,956)
   Proceeds from sale of U.S.
    Government agency securities                 97,845               -
                                              ---------        --------
   Net cash provided by (used in)
    investing activities                         97,150          (2,956)
                                              ---------        --------
Cash flows from financing activities:
   Proceeds from senior note borrowing                -         110,000
   Repayment of promissory notes                      -         (80,919)
   Repayment of securities sold under
    agreement to repurchase                     (89,185)              -
   Distributions paid to unitholders            (13,436)        (17,950)
                                              ---------        --------

   Net cash provided by (used in)
    financing activities                       (102,621)         11,131
                                              ---------        --------
   Net increase (decrease) in cash and
    cash equivalents                             (6,638)         24,637

Cash and cash equivalents, beginning of
 period                                          16,884          34,385
                                              ---------        --------
Cash and cash equivalents, end of period      $  10,246        $ 59,022
                                              =========        ========

Cash paid during the period for interest      $   2,635        $  1,297
                                              =========        ========

Cash paid during the period for income
 taxes                                        $     502        $    356
                                              =========        ========



          See accompanying notes to consolidated financial statements.


                                    5 of 14

                     NEW ENGLAND INVESTMENT COMPANIES, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

The unaudited consolidated financial statements of New England Investment Companies, L.P. (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the annual report of the Partnership filed on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the financial statements of the Partnership at March 31, 1996 and for the three months ended March 31, 1995 and 1996.

Certain amounts in prior period financial statements have been reclassified to conform with the 1996 presentation.

NOTE 2 - NET INCOME PER PUBLIC UNIT
- -----------------------------------

The calculation of net income per publicly held unit ("public unit") follows:


                                        Three Months Ended March 31,
                                        ---------------------------
                                             1995          1996
                                             ----          ----
                                    (in thousands, except per unit data)
Net income                              $15,332               $20,314
Restricted unit plan
 compensation                             1,527                 1,352
Incremental amortization
 for per unit calculation                     -                  (225)
                                        -------               -------
Income available for allocation         $16,859               $21,441
                                        =======               =======


Net income per public unit                $0.53                 $0.53
                                        =======               =======

Net income per public unit is calculated using the following weighted average units outstanding:

Weighted average actual
 units outstanding                       31,990                37,396
Estimated units assumed outstanding to
 settle Harris deferred purchase
   consideration:
   -As reported at December 31, 1995          -                 1,941
   -Estimated increase at
    March 31, 1996                            -                 1,048
                                        -------               -------
 Weighted average units
 outstanding                             31,990                40,385
                                        =======               =======


Net income per public unit is calculated by increasing net income by the restricted unit plan compensation expense and dividing the result by the weighted average units outstanding. In addition, generally accepted accounting principles require net income to be reduced by the incremental amortization of intangible assets resulting from the estimated increase in deferred purchase consideration at March 31, 1996.

Weighted average units outstanding include the dilutive effect of 2,989,000 units assumed outstanding from the estimated deferred purchase consideration as of March 31, 1996 at $22.75 per unit (see note 3). The deferred purchase consideration will be settled in April 1997 in either units, cash or a combination thereof based on selection by the seller's partners. Accordingly, the actual number of units issued could be substantially lower than the units assumed outstanding in the calculation of net income per public unit. As the market value of units varies prior to the actual payment date, the number of units assumed outstanding in the calculation of net income per public unit will be adjusted and previously reported net income per public unit will be restated, if significant.

                                    6 of 14

                     NEW ENGLAND INVESTMENT COMPANIES, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 3 - ACQUISITION OF HARRIS ASSOCIATES L.P.
- ----------------------------------------------

On September 29, 1995, the Partnership purchased substantially all of the assets and acquired certain liabilities of Harris Associates L.P. ("Harris"), a Chicago-based investment management company.

The pro forma, unaudited financial data shown below for the three months ended March 31, 1995 gives effect to the Harris acquisition as if it had occurred on January 1, 1995. Adjustments include the amortization of the intangible assets, financing costs and compensation expense. Intangible assets consisting of investment management contracts and goodwill, resulting from the acquisition of Harris, are being amortized over periods ranging from 9 to 30 years on a straight line basis. The financial data shown does not necessarily reflect the results of operations that would have been obtained had the acquisition occurred on the assumed date, nor is it necessarily indicative of the results of the combined entities that may be achieved for any future period.


                                          Three Months Ended March 31,
                                          ----------------------------
                                             1995               1996
                                          Pro Forma            Actual
                                          ---------            ------
                                      (in thousands, except per unit data)

Revenues                                   $ 79,730           $ 94,313
                                           ========           ========

Net income                                 $ 17,069           $ 20,314
                                           ========           ========

Net income per public unit                 $   0.45           $   0.53
                                           ========           ========

Weighted average units outstanding           40,385             40,385
                                           ========           ========



NOTE 4 - INVESTMENT IN AFFILIATE
- --------------------------------

The Partnership's limited partner interest in Capital Growth Management Limited Partnership ("CGM") was 54% and 50% on December 31, 1995 and March 31, 1996, respectively. The remaining limited partnership interest is owned indirectly by the management of CGM, who were obligated to apply a defined portion of their CGM earnings to purchase additional partnership interests from the Partnership at a pre-determined formula until the Partnership's ownership interest was reduced to 50%. During the first quarter of 1995 and 1996, gains of $4,712,000 and $4,988,000, respectively, were recorded from the agreed-upon sales of CGM partnership interests. Management of CGM is no longer required to make further purchases of partnership interests.

                                    7 of 14

                     NEW ENGLAND INVESTMENT COMPANIES, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 5 - TAX CONSIDERATIONS FOR UNITHOLDERS
- -------------------------------------------

Management believes that, as a result of the Omnibus Budget Reconciliation Act of 1993 and a special tax election which the Partnership has made, unitholders purchasing units in the open market after August 10, 1993 will be allocated current amortization over fifteen years of a substantial portion of the purchase price of the units. Taking into account the amortization deductions and other book-tax differences, the Partnership expects that Partnership distributions will significantly exceed net taxable income allocable to unitholders for those who purchased units after August 10, 1993. The amortization deductions represent the amortization over fifteen years of the portion of each unitholder's purchase price allocated to the intangible assets of the Partnership qualifying under Code Section 197. Such amortization deductions will decrease the unitholder's tax basis, and will likely be recaptured as ordinary income upon disposition of the units.

The following example of this benefit assumes an individual purchased units during December 1995 and held them through March 31, 1996. This unitholder would have a convention purchase price, as defined in the Partnership Agreement of the Partnership, of $20.25 of which $19.25 is allocated to Section 197 assets. The estimated tax benefit for the three months ended March 31, 1996 follows:


Estimated tax amortization per unit       $ .32
Less financial statement amortization
 per unit                                  (.13)
                                          -----
Tax benefit for the three months ended
 March 31, 1996                           $ .19
                                          =====

Each year, a Schedule K-1 is sent to each unitholder identifying their amortization tax benefit. Under federal tax law, a unitholder is required to pay tax on their allocable share of the Partnership's income regardless of the amount of distributions made by the Partnership. As individual tax situations may vary, each prospective purchaser of units is urged to consult their tax advisor.

NOTE 6 - THE PROPOSED MERGER OF NEW ENGLAND MUTUAL AND METROPOLITAN LIFE
- ------------------------------------------------------------------------
In August 1995, New England Mutual Life Insurance Company ("New England Mutual"), the Partnership's largest investor, announced an agreement to merge (the "Merger") with the Metropolitan Life Insurance Company ("Metropolitan Life"), with Metropolitan Life to be the surviving entity. The Merger, which is subject to various policyholder and regulatory approvals, is expected to take place in the third quarter of 1996. Metropolitan Life is the second largest life insurance company in the United States in terms of total assets, having assets of over $142 billion (and adjusted capital of over $8.4 billion) at December 31, 1995. Incident to the Merger, New England Mutual's ownership interests in the Partnership and the General Partner will be transferred to Metropolitan Life and Metropolitan Life will assume the various contractual obligations of New England Mutual to the Partnership. This transaction will constitute a technical "change of control" of the Partnership under federal securities law. As a consequence, the investment management firms of the Partnership have substantially completed the process of soliciting the consent of individual investment advisory clients and the reapproval by mutual fund shareholders of investment management contracts with the funds they advise.

The transfer of New England Mutual's interest in the Partnership to Metropolitan Life incident to the proposed merger is expected to cause a technical termination and reconstitution of New England Investment Companies, L.P. as a partnership for federal income tax purposes. Were this to occur, management expects to preserve to public unitholders substantially all of the benefits of amortization tax deductions that they would have enjoyed if the termination had not occurred. Termination, if it occurred, would have no effect on the Partnership continuing its status as a master limited partnership.

                                    8 of 14

The Partnership's subsidiary Copley Real Estate Advisors, Inc. ("Copley") serves as investment manager of a number of New England Mutual separate accounts, holding interests in real estate for third party clients. The proposed merger may constitute a transfer of these interests in certain circumstances resulting in the incurrence of additional expenses at the separate accounts and a possible need to refinance debt relating to certain properties. Copley and New England Mutual are developing a plan to deal with these matters and to protect the interest of Copley and its clients. The Partnership does not expect any material adverse financial consequences resulting from this transfer.

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES
- -----------------------------------------------

Two state pension funds which are major clients of Copley each brought suit in July 1993 against New England Mutual and Copley alleging that they are legally responsible for losses on investments by the PCIG funds sponsored by Copley. On May 2, 1996, one of these funds, the Washington State Investment Board, approved a proposed confidential settlement of its action. In order to become effective, the settlement would require the approval of the boards of each of New England Mutual and Copley. The settlement would resolve the pending lawsuit effective with and subject to the proposed merger of New England Mutual and Metropolitan Life. New England Mutual, and Metropolitan Life subsequent to the proposed merger, has indemnified Copley against any and all liability and expenses arising out of the two suits, including the possible settlement. Accordingly, any settlement is not expected to have any effect on the financial condition of the Partnership.

                                    9 of 14

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
- -------------

General
- -------

Consolidated summary financial information of New England Investment Companies, L.P. for the three months ended March 31 follows:


                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                  1995 /(2)/            1996
                                                  ----                  ----
                                           (in thousands, except per unit data)
Revenues
   Management and advisory fees                     $ 51,917          $ 79,913
   Other revenues and interest income                  9,180             9,412
   Gain from partial sale of affiliate                 4,712             4,988
                                                    --------          --------

                                                      65,809            94,313
                                                    --------          --------
Expenses
   Compensation and benefits                          28,348            43,436
   Restricted unit plan compensation                   1,527             1,352
   Amortization of intangibles                         2,740             5,401
   Other                                              17,462            23,189
                                                    --------          --------

                                                      50,077            73,378
                                                    --------          --------

Income before income taxes                            15,732            20,935
   Income tax expense                                    400               621
                                                    --------          --------

Net income                                          $ 15,332          $ 20,314
                                                    ========          ========


Net income per public unit                          $   0.53          $   0.53
                                                    ========          ========

Operating cash flow/(1)/                           $ 14,887          $ 22,079
                                                    ========          ========

Operating cash flow per public unit/(1)/            $   0.47          $   0.55
                                                    ========          ========

Distributions declared per unit                     $   0.42          $   0.48
                                                    ========          ========

Weighted average units outstanding                    31,990            40,385
                                                    ========          ========



- ------------------

/(1)/ Operating cash flow represents net income adjusted for restricted unit plan compensation, amortization of intangibles and non-recurring items. Operating cash flow per unit should not be construed as an alternative to net income per public unit or cash flow from operating activities.

/(2)/ Results for the first quarter of 1995 do not include Harris which was acquired on September 29, 1995 using the purchase method of accounting.

                                   10 of 14

Statement of Income for the Three Months Ended March 31, 1996 Compared to the
- -----------------------------------------------------------------------------
Three Months Ended March 31, 1995
- ---------------------------------

    Net income of $20.3 million for the three months ended March 31, 1996 increased $5.0 million (or 32%) as compared to net income of $15.3 million for the three months ended March 31, 1995. Net income per public unit of $0.53 for the three months ended March 31, 1996 was unchanged compared to the same quarter last year as the increase in the amortization of intangibles, interest expense and the issuance of new units offset the growth in net income and the impact of the Harris acquisition.

    Management and advisory fees of $79.9 million for the three months ended March 31, 1996 increased $28.0 million (or 54%) as compared to $51.9 million for the same quarter last year. Included in the first quarter of 1996 are Harris revenues of $18.4 million. Excluding Harris, revenues increased $9.6 million reflecting a 17% increase in assets under management at March 31, 1996 as compared to March 31, 1995.

    A $5.0 million gain on the partial sale of the Partnership's interest in its affiliate, CGM, was realized during the first quarter of 1996 as compared to $4.7 million for the same quarter last year. This transaction completes the agreement with CGM management to reduce the Partnership's ownership interest to 50%.

    Compensation and benefits of $43.4 million for the three months ended March 31, 1996 increased $15.1 million (or 53%) compared to the same quarter last year. The results include increased variable compensation of $9.5 million, resulting primarily from the inclusion of Harris in the first quarter of 1996, and higher incentive payments from subsidiary profitability, portfolio performance and sales growth. Base compensation and benefits increased $5.6 million resulting from Harris and annual salary and staffing increases.

    Distribution costs of $6.2 million for the three months ended March 31, 1996 increased $1.8 million as compared to the same quarter last year. The increase results from higher fees paid to brokers reflective of the higher mutual fund assets under management and promotional costs associated with the launching of new funds and continued marketing initiatives.

    Amortization of intangibles of $5.4 million for the three months ended March 31, 1996 increased $2.7 million from the same quarter last year due to the acquisition of Harris on September 29, 1995.

    Interest expense of $2.1 million for the three months ended March 31, 1996 decreased $0.5 million from the same period last year. Results for 1996 include $1.9 million of interest on $110 million in senior notes whereas results for 1995 included $2.4 million of interest on securities sold under agreements to repurchase.

    Other expenses of $11.1 million for the three months ended March 31, 1996 increased $3.9 million compared to the same period last year. The increase results from higher general and administrative expenses associated with new business activities and the addition of Harris.

    See note 7 to these financial statements for information concerning the pending settlement of certain litigation related to Copley and New England Mutual and the indemnification of Copley by New England Mutual.

                                   11 of 14

Capital Resources and Liquidity
- -------------------------------

    Operating cash flow not required for normal business operations and working capital needs is generally distributed to unitholders each quarter. Distributions to unitholders are typically declared during the last month of calendar quarters.

    On March 19, 1996, the Board of Directors declared a distribution of $18.0 million or $0.48 per unit payable on May 15, 1996 to unitholders of record on March 31, 1996. The comparable distribution rate on March 31, 1995 was $0.42.

    Cash and cash equivalents at March 31, 1996 of $59.0 million increased $24.6 million as compared to December 31, 1995. The increase reflects proceeds of $110 million from the senior notes of which $80.9 million was used in January 1996 to repay the promissory notes issued in conjunction with the Harris acquisition.

    In April 1997, there will be an additional payment for the Harris acquisition financed with units, cash or a combination thereof. The estimated deferred purchase consideration is based on a multiple of the greater of Harris' 1995 or 1996 revenues and was $41 million based on 1995 revenues of Harris at December 31, 1995.



Assets Under Management
- -----------------------

Assets under management follows:


                                     March 31,      December 31,    March 31,
                                       1995             1995          1996
                                     ---------      ------------    --------
                                                   (in billions)
Institutions:
   Fixed income and equity             $41.8           $50.2          $51.6
   Real estate assets                    6.4             5.9            5.6
Mutual funds                            13.4            20.3           22.4
Private accounts and other               2.7             4.6            4.8
                                       -----           -----          -----

                                       $64.3           $81.0         $84.4
                                       =====           =====         =====


    Assets under management increased $16.7 billion to $81.0 billion at December 31, 1995 from $64.3 billion at March 31, 1995. The increase in assets under management includes $7.0 billion resulting from the acquisition of Harris at September 29, 1995. At March 31, 1996, assets under management increased $3.4 billion (or 4%) as compared to $81.0 billion at December 31, 1995.


                                   12 of 14

Part II. - OTHER INFORMATION

Item 1.  Legal Proceedings
- --------------------------

Reference is made to the description of the legal actions by the Washington State Investment Board and the State Teachers Retirement System of Ohio against New England Mutual and Copley, contained in the Partnership's Form 10-K for the year ended December 31, 1995. On May 2, 1996, the Washington State Investment Board approved a proposed confidential settlement of its action. In order to become effective, the settlement would require the approval of the boards of each of New England Mutual and Copley. The settlement would resolve the pending lawsuit effective with and subject to the proposed merger of New England Mutual and Metropolitan Life. New England Mutual, and Metropolitan Life subsequent to the proposed merger, has indemnified Copley against any and all liability and expenses arising out of the two suits, including the possible settlement. Accordingly, any settlement is not expected to have any effect on the financial condition of the Partnership.

Item 5. Other Information
        -----------------

Certain Operating Policies

The Partnership intends to distribute to unitholders substantially all of its operating cash flow not required for normal business operations and working capital needs, including support of the Partnership's growth strategy. Management defines operating cash flow per unit as net income adjusted for restricted unit plan compensation, amortization of intangibles and non-recurring items.

The following calculation of operating cash flow per unit should be read in conjunction with the financial statements of the Partnership filed on Form 10-K. Operating cash flow per unit should not be considered as an alternative to net income per public unit or cash flow from operating activities. Operating cash flow for the three months ended March 31 follows:


                                              Three Months Ended March 31,
                                       -----------------------------------------
                                               1995                  1996
                                       ------------------    -------------------
                                       Per Unit    Amount    Per Unit    Amount
                                       --------    ------    --------    ------
                                         (in thousands, except per unit data)

Income available for allocation          $ 0.53    $16,859     $ 0.53    $21,441
Less capital gains                        (0.15)    (4,712)     (0.12)    (4,988)
                                         ------    -------     ------    -------
   Subtotal                                0.38     12,147       0.41     16,453
Add amortization of intangibles (1)        0.09      2,740       0.14      5,626
                                         ------    -------     ------    -------
Operating cash flow                      $ 0.47    $14,887     $ 0.55    $22,079
                                         ======    =======     ======    =======

Distributions declared                   $ 0.42                $ 0.48
                                         ======                ======


Weighted average units outstanding                  31,990                40,385
                                                   =======               =======


- ---------------
(1) Amortization of intangibles is a non-cash expense and does not reduce amounts available for cash distributions to unitholders.

The Board of Directors of the General Partner typically declares distributions at its meeting during the last month of the quarter to which the distribution relates, payable to unitholders of record on the last day of the quarter. On March 19, 1996, a distribution of $0.48 per unit was declared payable on May 15, 1996 to unitholders of record on March 31, 1996.

                                   13 of 14

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



New England Investment Companies, L.P.
- --------------------------------------
        Registrant



/s/ G. Neal Ryland                                           May 15, 1996
- -----------------------------------------                    ------------
G. Neal Ryland                                                   Date
Executive Vice President, Chief Financial
  Officer and Treasurer


/s/ Stephen D. Martino                                       May 15, 1996
- -----------------------------------------                    ------------
Stephen D. Martino                                                Date
Senior Vice President and Controller

                                   14 of 14