Form 10-Q
period 1996-06-30
NEW ENGLAND INVESTMENT COMPANIES L P
filed 1996-08-14
CIK 812488

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE   ACT   OF   1934

For the quarterly period ended June 30, 1996

                                       or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE   ACT   OF   1934

For the transition period from                      to
                              ----------------------  ------------------

Commission File Number: 1-9468


                     NEW ENGLAND INVESTMENT COMPANIES, L.P.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)



          DELAWARE                                             13-3405992
          --------                                          -------------
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

399 Boylston Street, Boston, Massachusetts                                02116
- ------------------------------------------                                -----
(Address of principal executive offices)                                   (Zip
Code)


                                (617) 578-3500
                                --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]  Yes        [  ]  No



    The issuer is a limited partnership with 37,698,199 Limited Partnership
                   Interests outstanding on August 14, 1996.

                     NEW ENGLAND INVESTMENT COMPANIES, L.P.


                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION
- ------------------------------


                                                       PAGE
                                                       ----

ITEM 1.  FINANCIAL STATEMENTS.
         --------------------

      Consolidated Balance Sheet as of December
       31, 1995 and June 30, 1996                         3

      Consolidated Statement of Income for the three
       and six months ended June 30, 1995 and 1996        4

      Consolidated Statement of Cash Flows for the
       six months ended June 30, 1995 and 1996            5

      Notes to Consolidated Financial Statements          6



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         --------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.   10
      ------------------------------------------------

PART II - OTHER INFORMATION
- ---------------------------


ITEM 1.  LEGAL PROCEEDINGS.                               14
         ------------------


ITEM 5.  OTHER INFORMATION.                               14
         -----------------


SIGNATURES
- ----------                                                15

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS.
- ------------------------------

                     NEW ENGLAND INVESTMENT COMPANIES, L.P.
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)



                                              DECEMBER 31, 1995            JUNE 30, 1996
                                              -----------------           --------------
                                                                           (unaudited)

ASSETS
- ------
Current Assets:
   Cash and cash equivalents                       $ 34,385                 $ 69,527
   Accounts receivable                               54,403                   59,393
   Other                                             11,697                   15,767
                                                  ---------                 --------
    Total current assets                            100,485                  144,687

Intangible assets                                   355,122                  364,272
Fixed assets                                         17,167                   17,310
Other assets                                         48,099                   50,345
                                                  ---------                 --------
     Total assets                                  $520,873                 $576,614
                                                  =========                 ========


LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Current Liabilities:
  Accounts payable and other liabilities           $ 24,774                 $ 29,999
  Accrued compensation and benefits                  29,541                   30,630
  Distribution payable                               17,950                   19,188
                                                   --------                 --------
    Total current liabilities                        72,265                   79,817

Deferred compensation, benefits and other            17,666                   19,712
Notes payable                                        80,919                  115,000
Deferred purchase consideration                      41,000                   41,000
                                                   --------                 --------
    Total liabilities                               211,850                  255,529

Commitments and contingent liabilities (note 7)

Partners' capital                                   309,023                  321,085
                                                   --------                 --------

    Total liabilities and partners' capital        $520,873                 $576,614
                                                   ========                 ========




          See accompanying notes to consolidated financial statements.

                     NEW ENGLAND INVESTMENT COMPANIES, L.P.
                     --------------------------------------
                        CONSOLIDATED STATEMENT OF INCOME
                (in thousands, except per unit data, unaudited)






                                                     THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                          JUNE 30,                                   JUNE 30,
                                              -------------------------------         ------------------------------------
                                                  1995                1996                 1995                   1996

                                                ---------           ---------           -----------            -----------
REVENUES
- ---------------------------
    Management and  advisory fees               $54,359             $82,717               $106,276               $162,630
    Other revenues and interest income           10,392              12,329                 19,572                 21,741
    Gain on partial sale of affiliate                 -                   -                  4,712                  4,988
                                                -------             -------               --------               --------
                                                 64,751              95,046                130,560                189,359
                                                -------             -------               --------               --------
EXPENSES
- ---------------------------
    Compensation and benefits                    30,003              44,903                 58,351                 88,339
    Restricted unit plan compensation             1,415               1,268                  2,942                  2,620
    Distribution costs                            5,660               6,452                 10,108                 12,684
    Amortization of intangibles                   2,740               6,081                  5,480                 11,482
    Occupancy and equipment                       3,496               4,033                  6,680                  7,821
    Interest expense                              1,246               2,156                  3,877                  4,249
    Other                                         8,589              11,595                 15,788                 22,671
                                                -------             -------               --------               --------
                                                 53,149              76,488                103,226                149,866
                                                -------             -------               --------               --------

Income before income taxes                       11,602              18,558                 27,334                 39,493
    Income tax expense                              225               1,208                    625                  1,829
                                                -------             -------               --------               --------
 Net income                                     $11,377             $17,350               $ 26,709               $ 37,664
                                                =======             =======               ========               ========


Net income per unit                               $0.40               $0.47                  $0.93                  $1.00
                                                =======             =======               ========               ========

Weighted average units
 outstanding                                     31,990              40,521                 31,990                 40,453
                                                =======             =======               ========               ========






          See accompanying notes to consolidated financial statements.

                     NEW ENGLAND INVESTMENT COMPANIES, L.P.
                     --------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands, unaudited)

                                                                                                   SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                          --------------------------------
                                                                                              1995                1996
                                                                                            --------            --------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
   Net income                                                                             $  26,709             $ 37,664
   Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of intangibles                                                               5,480               11,482
    Restricted unit plan compensation                                                         2,942                2,620
    Gain on partial sale of affiliate                                                        (4,712)              (4,988)
                                                                                         -----------           ----------
        Sub-total                                                                            30,419               46,778
    Depreciation and amortization                                                             3,484                2,486
    Gain on sale and accretion of discount on securities                                     (3,545)                   -
    Increase in accounts receivable and other assets                                        (10,988)              (9,123)
    Increase (decrease) in accounts payable and other liabilities                            (2,189)               5,267
                                                                                         -----------           ----------

    Net cash provided by operating activities                                                17,181               45,408
                                                                                         -----------           ----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
    Capital expenditures                                                                     (3,281)              (2,546)
    Acquisition payments, net of cash acquired                                                    -               (5,885)
    Proceeds from sale of U.S. government agency securities                                 209,551                    -
    Increase in receivable from securities sale                                             (39,381)                   -
    Proceeds from partial sale of affiliate                                                   4,712                4,988
                                                                                         -----------           ----------

    Net cash provided by (used in) investing activities                                     171,601               (3,443)
                                                                                         -----------           ----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
    Proceeds from senior note borrowing                                                           -              110,000
    Repayment of promissory notes                                                                 -              (80,919)
    Repayment of securities sold under agreement to repurchase                             (166,870)                   -
    Distributions paid to unitholders                                                       (26,872)             (35,904)
                                                                                         -----------           ----------

    Net cash used in financing activities                                                  (193,742)              (6,823)
                                                                                         -----------           ----------

    Net increase (decrease) in cash and cash equivalents                                     (4,960)              35,142

    Cash and cash equivalents, beginning of period                                           16,884               34,385
                                                                                         -----------          -----------
    Cash and cash equivalents, end of period                                              $  11,924             $ 69,527
                                                                                         ===========          ===========
    Cash paid during the period for interest                                              $   3,889             $  2,529
                                                                                         ===========          ===========
    Cash paid during the period for income taxes                                          $   1,118             $  1,664
                                                                                         ===========          ===========

Supplemental disclosure of non-cash transactions:
  Increase in intangible  assets                                                                  -             $ 14,723
  Increase in notes payable                                                                       -                5,000
  Increase in partners' capital                                                                   -                9,723


          See accompanying notes to consolidated financial statements.

                     NEW ENGLAND INVESTMENT COMPANIES, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

The unaudited consolidated financial statements of New England Investment Companies, L.P. (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the annual report of the Partnership filed on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the financial statements of the Partnership at June 30, 1996 and for the three and six month periods ended June 30, 1995 and 1996.

Certain amounts in prior period financial statements have been reclassified to conform with the 1996 presentation.

NOTE 2 - NET INCOME PER UNIT
- ----------------------------

The calculation of net income per publicly held unit ("net income per unit") follows:

                                            Three Months Ended June 30,        Six Months Ended June 30,
                                            --------------------------        -------------------------
                                             1995                 1996           1995             1996
                                            ------                ----           ----             ----
                                                        (in thousands, except per unit data)

  Net income                                $11,377            $17,350         $26,709            $37,664
  Restricted unit plan compensation
    and other                                 1,415              1,493           2,942              2,620
                                          ---------           --------       ---------          ---------

  Income available for allocation           $12,792            $18,843         $29,651            $40,284
                                          =========          =========       =========          =========

  Net income per unit                         $0.40              $0.47         $  0.93              $1.00
                                          =========          =========       =========          =========


Net income per unit is calculated using the following weighted average units outstanding:


  Weighted average actual units
   outstanding                               31,990             37,657          31,990             37,526
  Estimated units assumed outstanding
   to settle deferred purchase
   consideration:
     As reported at December 31, 1995             -              1,941               -              1,941
     Estimated increase at June 30, 1996          -                923               -                986
                                          ---------          ---------       ---------          ---------

  Weighted average units outstanding         31,990             40,521          31,990             40,453
                                          =========          =========       =========          =========


Weighted average units outstanding include the dilutive effect of 4,055,000 units assumed outstanding from the estimated deferred purchase consideration as of June 30, 1996 at $23.50 per unit (see note 3). The deferred purchase consideration will be settled in April 1997 in either units, cash or a combination thereof based on selection by the seller's partners. Accordingly, the actual number of units issued could be substantially lower than the units assumed outstanding in the calculation of net income per unit. As the market value of units varies prior to the actual payment date, the number of units assumed outstanding in the calculation of net income per unit will be adjusted and previously reported net income per unit will be restated, if significant. The actual units outstanding were 31,979,000 and 37,808,000 at June 30, 1995 and 1996, respectively.

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

The pro forma, unaudited financial data shown below for the six months ended June 30, 1995 gives effect to the Harris acquisition as if it had occurred on January 1, 1995. Adjustments include the amortization of the intangible assets, financing costs and compensation expense. Intangible assets consisting of investment management contracts and goodwill, resulting from the acquisition of Harris, are being amortized over periods ranging from 9 to 30 years on a straight line basis. The financial data shown below does not necessarily reflect the results of operations that would have been obtained had the acquisition occurred on the assumed date, nor is it necessarily indicative of the results of the combined entities that may be achieved for any future period.



                                              Six Months Ended June 30,
                                          ----------------------------------
                                                1995              1996
                                              Pro Forma          Actual
                                          -----------------  ---------------
                                         (in thousands, except per unit data)

     Revenues                                 $159,428         $189,359
                                              =========        ========

     Net income                               $ 30,141         $ 37,664
                                              =========        ========

     Net income per unit                      $   0.82         $   1.00
                                              ========         ========

     Weighted average units outstanding         40,453           40,453
                                              ========         ========


NOTE 4 - INVESTMENT IN AFFILIATE
- --------------------------------

The Partnership's limited partner interest in Capital Growth Management Limited Partnership ("CGM") was 54% and 50% on December 31, 1995 and June 30, 1996, respectively. The remaining limited partnership interest is owned indirectly by the management of CGM, who were obligated to apply a defined portion of their CGM earnings to purchase additional partnership interests from the Partnership at a pre-determined formula until the Partnership's ownership interest was reduced to 50%. During the first quarter of 1995 and 1996, gains of $4,712,000 and $4,988,000, respectively, were recorded from the agreed-upon sales of CGM partnership interests. Management of CGM is no longer required to make further purchases of partnership interests.

                     NEW ENGLAND INVESTMENT COMPANIES, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 5 - THE PROPOSED MERGER OF NEW ENGLAND MUTUAL AND METROPOLITAN LIFE
- ------------------------------------------------------------------------

In August 1995, New England Mutual Life Insurance Company ("New England Mutual"), the Partnership's largest investor, announced an agreement to merge (the "Merger") with the Metropolitan Life Insurance Company ("Metropolitan Life"), with Metropolitan Life to be the surviving entity. The Merger, which is subject to regulatory approval, is expected to take place in the third quarter of 1996. Metropolitan Life is the second largest life insurance company in the United States in terms of total assets, having assets of over $142 billion (and adjusted capital of over $8.4 billion) at December 31, 1995. Incident to the Merger, New England Mutual's ownership interests in the Partnership and the General Partner will be transferred to Metropolitan Life and Metropolitan Life will assume the various contractual obligations of New England Mutual to the Partnership. This transaction will constitute a technical "change of control" of the Partnership under federal securities law. As a consequence, the investment management firms of the Partnership have substantially completed the required process of soliciting the consent of individual investment advisory clients and the reapproval by mutual fund shareholders of investment management contracts with the funds they advise.

The Partnership's subsidiary Copley Real Estate Advisors, Inc. ("Copley") serves as investment manager of a number of New England Mutual separate accounts, holding interests in real estate for third party clients. The proposed merger may constitute a transfer of these interests in certain circumstances resulting in the incurrence of additional expenses at the separate accounts and a possible need to refinance debt relating to certain properties. Copley and New England Mutual have developed a plan to deal with these matters and to protect the interest of Copley and its clients. The Partnership does not expect any material adverse financial consequences resulting from this transfer.

The transfer of New England Mutual's interest in the Partnership to Metropolitan Life incident to the proposed merger is expected to cause a technical termination and reconstitution of New England Investment Companies, L.P. as a partnership for federal income tax purposes. Under such circumstances, management expects to preserve to public unitholders substantially all of the benefits of amortization tax deductions that they would have enjoyed if the termination had not occurred. Termination would have no effect on the Partnership continuing its status as a master limited partnership.


NOTE 6 - TAX CONSIDERATIONS FOR PUBLIC UNITHOLDERS
- ---------------------------------------------------

Management believes that, as a result of the Omnibus Budget Reconciliation Act of 1993 and a special tax election which the Partnership has made, unitholders purchasing units in the open market after August 10, 1993 will be allocated current amortization over fifteen years of a substantial portion of the purchase price of the units. Following the transfer of New England Mutual's investment in the Partnership to Metropolitan Life and the expected consequence of a technical termination of the Partnership for Federal income tax purposes, management expects to make certain tax elections and adopt certain tax conventions designed to provide public unitholders with substantially all of the benefits of tax amortization that they would have enjoyed if the termination had not occurred. Taking into account amortization deductions with respect to certain intangible assets (which depend in part on the particular unitholder's purchase price) and other book-tax differences, the Partnership expects that Partnership distributions will significantly exceed net taxable income allocable to unitholders for those who purchased units after August 10, 1993. Such amortization deductions will decrease the unitholder's tax basis, and will likely be recaptured as ordinary income upon disposition of the units.

                     NEW ENGLAND INVESTMENT COMPANIES, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


The following example of this benefit assumes an individual purchased units during December 1995 and held them through June 30, 1996. This unitholder would have a convention purchase price, as defined in the Partnership Agreement of the Partnership, of $20.25 of which $19.25 is allocated to Section 197 assets. The estimated tax benefit for the six months ended June 30, 1996 follows:

Estimated tax amortization per unit       $ 0.71
Less financial statement amortization
 per unit                                  (0.28)
                                        --------

Tax benefit for the six months ended
 June 30, 1996                            $ 0.43
                                        ========

Each year, a Schedule K-1 is sent to each unitholder identifying their amortization tax benefit. Under federal tax law, a unitholder is required to pay tax on their allocable share of the Partnership's income regardless of the amount of distributions made by the Partnership. As individual tax situations may vary, each prospective purchaser of units is urged to consult their tax advisor.


NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES
- -----------------------------------------------

The Washington State Investment Board and the State Teachers Retirement Board of Ohio each brought suit in July 1993 against New England Mutual and Copley alleging that they are legally responsible for losses on investments by the PCIG funds sponsored by Copley. Both actions have now been settled. On June 6, 1996, the Washington State Investment Board entered into a settlement agreement with New England Mutual and Copley, performance of which is subject to the proposed merger of New England Mutual and Metropolitan Life. On August 7, 1996, the State Teachers Retirement Board of Ohio entered into an agreement with New England Mutual and Copley for a settlement to take effect on August 30, 1996 or any later date on which the parties may agree. New England Mutual, and Metropolitan Life subsequent to the proposed merger, has indemnified Copley against any and all liability and expenses arising out of the two suits, including the settlements. Accordingly, the settlements are not expected to have any effect on the financial condition of the Partnership.

The Partnership is subject to other legal proceedings and claims which have been incurred in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions, if any, will not materially affect the financial position of the Partnership.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         --------------


GENERAL
- -------

Consolidated summary financial information of New England Investment Companies, L.P. for the three and six months ended June 30 follows:



                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                          JUNE 30,                   JUNE 30,
                                   -----------------------  -----------------------
                                     1995(1)       1996        1995(1)      1996
                                   -----------  ----------  -----------  ----------
                                         (in thousands, except per unit data)


TOTAL REVENUES                        $ 64,751     $95,046     $130,560    $189,359
                                      --------     -------     --------    --------

TOTAL EXPENSES                          53,374      77,696      103,851     151,695
                                      --------     -------      -------    --------

NET INCOME                            $ 11,377     $17,350     $ 26,709    $ 37,664
                                      ========     =======     ========    ========


NET INCOME PER UNIT                   $   0.40     $  0.47     $   0.93    $   1.00
                                      ========     =======     ========    ========

OPERATING CASH FLOW(2)                $ 15,532     $24,699     $ 30,419    $ 46,778
                                      ========     =======     ========    ========

OPERATING CASH FLOW PER UNIT(2)       $   0.48     $  0.61     $   0.95    $   1.16
                                      ========     =======     ========    ========


(1) Results for the three and six months ended June 30, 1995 do not include Harris which was acquired on September 29, 1995 using the purchase method of accounting.
(2) Operating cash flow represents net income adjusted for restricted unit plan compensation, amortization of intangibles and non-recurring items. Operating cash flow per public unit ("operating cash flow per unit") should not be construed as an alternative to net income per unit or cash flow from operating activities.

STATEMENT OF INCOME FOR THE THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE
- ----------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 1995
- --------------------------------



    Net income of $17.4 million for the three months ended June 30, 1996 increased $6.0 million as compared to net income of $11.4 million for the three months ended June 30, 1995. Net income per unit of $0.47 for the three months ended June 30, 1996 increased $0.07 (or 17.5%) compared to the same quarter last year due primarily to internal growth as well as the September 29, 1995 acquisition of Harris.

    Management and advisory fees of $82.7 million for the three months ended June 30, 1996 increased $28.3 million as compared to $54.4 million for the same quarter last year. Included in 1996 results are Harris revenues of $20.5 million. Excluding Harris, revenues increased $7.8 million (or 14%).

    Other revenues and interest income of $12.3 million for the three months ended June 30, 1996 increased $1.9 million as compared to $10.4 million for the same quarter last year. The increase results from broker dealer fees at Harris ($1.1 million) and interest income from higher cash balances ($0.9 million).

    Compensation and benefits of $44.9 million for the three months ended June 30, 1996 increased $14.9 million from the same quarter last year. This expense includes increased variable compensation of $10.1 million, resulting primarily from Harris, and higher incentive payments due to subsidiary profitability, portfolio performance and sales growth. Base compensation and benefits also increased $4.8 million resulting primarily from Harris.

    Distribution costs of $6.5 million for the three months ended June 30, 1996 increased $0.8 million from the same quarter last year due primarily to the acquisition of Harris.

    Amortization of intangibles of $6.1 million for the three months ended June 30, 1996 increased $3.3 million from the same quarter last year due primarily to the acquisition of Harris.

    Interest expense of $2.2 million for the three months ended June 30, 1996 increased $0.9 million from the same quarter last year. The increase is due to $2.1 million of interest on $110 million in senior notes whereas the results for 1995 included $1.2 million of interest on securities sold under agreements to repurchase.

    Other expenses of $11.6 million for the three months ended June 30, 1996 increased $3.0 million from the same quarter last year. The increase results primarily from the inclusion of general and administrative expenses at Harris.

    See note 7 to these financial statements for information concerning the settlement of certain litigation related to Copley and New England Mutual and the indemnification of Copley by New England Mutual.

STATEMENT OF INCOME FOR THE SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX
- ------------------------------------------------------------------------------
MONTHS ENDED JUNE 30, 1995
- -------------------------


    Net income of $37.7 million for the six months ended June 30, 1996 increased $11.0 million as compared to net income of $26.7 million for the six months ended June 30, 1995. Net income per unit of $1.00 for the six months ended June 30, 1996 increased $0.07 (or 7.5%) compared to the same period last year due primarily to internal growth as well as the September 29, 1995 acquisition of Harris.

    Management and advisory fees of $162.6 million for the six months ended June 30, 1996 increased $56.3 million as compared to $106.3 million for the same period last year. Included in 1996 results are Harris revenues of $38.9 million. Excluding Harris, revenues increased $17.4 million (or 16%).

    Other revenues and interest income of $21.7 million for the six months ended June 30, 1996 increased $2.1 million from $19.6 million for the same period last year. The increase results from broker dealer fees at Harris ($2.0 million), increased interest income from higher cash balances ($1.6 million) and increased transfer agency and other revenues ($2.0 million) partially offset by gains on securities sold in the comparable period in 1995.

    A $5.0 million gain on the partial sale of the Partnership's interest in its affiliate, CGM, was realized during the first quarter of 1996 as compared to $4.7 million for the same period last year. This transaction completes the agreement with CGM management to reduce the Partnership's ownership interest to 50%.

    Compensation and benefits of $88.3 million for the six months ended June 30, 1996 increased $30.0 million compared to the same period last year. This expense includes increased variable compensation of $19.5 million, resulting primarily from Harris, and higher incentive payments due to subsidiary profitability, portfolio performance and sales growth. Base compensation and benefits also increased $10.5 million primarily from Harris.

    Distribution costs of $12.7 million for the six months ended June 30, 1996 increased $2.6 million from the same period last year. The increase results from higher fees paid to brokers reflective of higher mutual fund assets under management and Harris of $0.8 million.

    Amortization of intangibles of $11.5 million for the six months ended June 30, 1996 increased $6.0 million from the same period last year due primarily to the acquisition of Harris.

    Occupancy and equipment expense of $7.8 million for the six months ended June 30, 1996 increased $1.1 million from the same period last year due primarily to the acquisition of Harris.

    Interest expense of $4.2 million for the six months ended June 30, 1996 increased $0.4 million from the same period last year. The increase is primarily due to interest on $110 million of senior notes offset largely by interest on securities sold under agreements to repurchase which was incurred in 1995.

    Other expenses of $22.7 million for the six months ended June 30, 1996 increased $6.9 million from the same period last year. The increase results from Harris and higher general and administrative expenses associated with expanded business activities.

CAPITAL RESOURCES AND LIQUIDITY
- -------------------------------

    Operating cash flow not required for normal business operations and working capital needs is generally distributed to unitholders each quarter. Distributions to unitholders are typically declared during the last month of calendar quarters.

    On June 18, 1996, the Board of Directors declared a distribution of $19.2 million or $0.51 per unit payable on August 15, 1996 to unitholders of record on June 30, 1996. The comparable distribution rate on June 30, 1995 was $0.44.

    Cash and cash equivalents at June 30, 1996 of $69.5 million increased $35.1 million as compared to December 31, 1995. The increase primarily reflects $110 million of proceeds from the senior notes of which $80.9 million was used in January 1996 to repay the promissory notes issued in conjunction with the Harris acquisition.

    In April 1997, there will be an additional payment for the Harris acquisition financed with units, cash or a combination thereof. The estimated deferred purchase consideration is based on a multiple of the greater of Harris' 1995 or 1996 revenues.



ASSETS UNDER MANAGEMENT
- -----------------------

Assets under  management follows:


                                 June 30, December 31, June 30,
                                   1995       1995       1996
                                 -------- -----------  --------
                                        (in billions)
Institutions:
 Fixed income and equity            $44.9       $50.2     $53.6
 Real estate assets                   6.1         5.9       5.6
Mutual funds                         14.6        20.3      22.4
Private accounts and other            2.7         4.6       5.4
                                    -----       -----     -----

                                    $68.3       $81.0     $87.0
                                    =====       =====     =====

    Assets under management increased $12.7 billion to $81.0 billion at December 31, 1995 from $68.3 billion at June 30, 1995. The increase in assets under management includes $7.0 billion from the acquisition of Harris on September 29, 1995. At June 30, 1996, assets under management increased $6.0 billion (or 7.4%) to $87.0 billion as compared to $81.0 billion at December 31, 1995, primarily as a result of growth in institutional accounts and equity mutual funds, as well as $1.6 billion from the acquisition of Vaughan, Nelson, Scarborough & McConnell, L.P. on May 9, 1996.

                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

Reference is made to the description of the legal actions by the Washington State Investment Board and the State Teachers Retirement System of Ohio against New England Mutual and Copley, contained in the Partnership's Form 10-K for the year ended December 31, 1995. Both actions have now been settled. On June 6, 1996, the Washington State Investment Board entered into a settlement agreement with New England Mutual and Copley, performance of which is subject to the proposed merger of New England Mutual and Metropolitan Life. On August 7, 1996, the State Teachers Retirement Board of Ohio entered into an agreement with New England Mutual and Copley for a settlement to take effect on August 30, 1996 or any later date on which the parties may agree. New England Mutual, and Metropolitan Life subsequent to the proposed merger, has indemnified Copley against any and all liability and expenses arising out of the two suits, including the settlements. Accordingly, the settlements are not expected to have any effect on the financial condition of the Partnership.


On June 7, 1996, the California Ironworkers Field Pension Trust, and several related trusts (the "Trusts"), filed suit against the Partnership's subsidiary, Loomis, Sayles & Company, L.P. ("Loomis Sayles") in the U.S. District Court for the Central District of California (Western Division) alleging violation of investment guidelines and breach of fiduciary duty under ERISA with respect to the purchase of certain securities for the account of the Trusts. The suit seeks money damages in excess of $20 million representing lost principal, together with amounts representing loss of investment income and punitive damages. Loomis believes that it has meritorious defenses and intends to vigorously contest both allegations of liability and damages. NEIC management believes that this claim will not have a material adverse effect on NEIC's financial condition.


ITEM 5. OTHER INFORMATION
- -------------------------

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

The following calculation of operating cash flow per unit should be read in conjunction with the financial statements of the Partnership filed on Form 10-K. Operating cash flow per unit should not be construed as an alternative to net income per unit or cash flow from operating activities. Operating cash flow for the six months ended June 30 follows:

                                              Six Months Ended June 30,
                                     -----------------------------------------
                                              1995                 1996
                                     -----------------------------------------
                                       Per Unit    Amount   Per Unit    Amount
                                       ---------  --------  ---------  --------
                                        (in thousands, except per unit data)

 Income available for allocation         $ 0.93   $29,651     $ 1.00   $40,284
 Less non-recurring items                 (0.15)   (4,712)     (0.12)   (4,988)
                                         -------   -------    -------  --------
   Sub-total                               0.78    24,939       0.88    35,296
 Add amortization of intangibles(1)        0.17     5,480       0.28    11,482
                                         -------   -------    -------   -------


 Operating cash flow                     $ 0.95   $30,419     $ 1.16   $46,778
                                         ======   =======     ======   =======

 Distributions declared                  $ 0.86               $ 0.99
                                         ======               ======

 Weighted average units outstanding                31,990               40,453
                                                   ======               ======

________________________
(1) Amortization of intangibles is a non-cash expense and does not reduce amounts available for cash distributions to unitholders.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



New England Investment Companies, L.P.
- --------------------------------------
        Registrant



/s/ G. Neal Ryland                                August 14, 1996
- ----------------------------------------        -------------------
G. Neal Ryland                                        Date
Executive Vice President, Chief Financial
  Officer and Treasurer



/s/ Stephen D. Martino                            August 14, 1996
- ------------------------------------            -------------------
Stephen D. Martino                                   Date
Senior Vice President and Controller