Form 10-Q
period 1996-09-30
NEW ENGLAND INVESTMENT COMPANIES L P
filed 1996-11-13
CIK 812488

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ----------------------    ------------------------

Commission File Number: 1-9468


                     NEW ENGLAND INVESTMENT COMPANIES, L.P.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)



            DELAWARE                                    13-3405992
-----------------------------------      ---------------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.)

399 Boylston Street, Boston, Massachusetts                             02116
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                                (617) 578-3500
              --------------------------------------------------
             (Registrant's telephone number, including area code)

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


    The issuer is a limited partnership with 37,800,150 Limited Partnership
                  Interests outstanding on October 31, 1996.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.


                              Index to Form 10-Q


PART I - FINANCIAL INFORMATION
------------------------------

                                                                          PAGE
                                                                          ----
ITEM 1.  FINANCIAL STATEMENTS.
         --------------------


         Consolidated Balance Sheet as of December 31, 1995
          and September 30, 1996                                            3


         Consolidated Statement of Income for the three and
          nine months ended September 30, 1995 and 1996                     4


         Consolidated Statement of Cash Flows for the nine
          months ended September 30, 1995 and 1996                          5


         Notes to Consolidated Financial Statements                         6



Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations.                              10
         -----------------------------------


PART II - OTHER INFORMATION
---------------------------


Item 1.  Legal Proceedings.                                                14
         -----------------


Item 5.  Other Information.                                                14
         -----------------


Item 6.  Exhibits and Reports On Form 8-k.                                 15
         --------------------------------


SIGNATURES                                                                 16
----------

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements.
         --------------------



                     NEW ENGLAND INVESTMENT COMPANIES, L.P.
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)




                                                         December 31, 1995         September 30, 1996
                                                         -----------------         ------------------
                                                                                       (unaudited)
ASSETS
------
Current assets:
   Cash and cash equivalents                                   $ 34,385                  $ 84,528
   Accounts receivable                                           54,403                    59,674
   Other                                                         11,697                    12,292
                                                              ----------                ----------
   Total current assets                                         100,485                   156,494

Intangible assets                                               355,122                   357,833
Fixed assets                                                     17,167                    18,173
Other assets                                                     48,099                    52,084
                                                              ----------                ----------

    Total assets                                               $520,873                  $584,584
                                                              ==========                ==========


Liabilities and Partners' Capital
---------------------------------

Current liabilities:
   Accounts payable and other liabilities                      $ 24,774                  $ 30,027
   Accrued compensation and benefit                              29,541                    38,757
   Distribution payable                                          17,950                    20,035
                                                              ----------                ----------
    Total current liabilities                                    72,265                    88,819


Deferred compensation, benefits and other                        17,666                    20,783
Notes payable                                                    80,919                   115,000
Deferred purchase consideration                                  41,000                    41,000
                                                              ----------                ----------
    Total liabilities                                           211,850                   265,602

Commitments and contingent liabilities (note 7)

Partners' capital                                               309,023                   318,982
                                                              ----------                ----------

    Total liabilities and partners' capital                    $520,873                  $584,584
                                                              ==========                ==========


          See accompanying notes to consolidated financial statements.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                       CONSOLIDATED STATEMENT OF INCOME
                (in thousands, except per unit data, unaudited)





                                                     Three Months Ended                         Nine Months Ended
                                                        September 30,                             September 30,
                                                -----------------------------           ---------------------------------
                                                  1995                1996                 1995                   1996
                                                  ----                ----                 ----                   ----
Revenues
--------
  Management and advisory fees                   $56,406            $85,370              $162,682               $248,000
  Other revenues and interest income               7,392              9,645                26,964                 31,386
  Gain on partial sale of affiliate                    -                  -                 4,712                  4,988
                                                ---------          ---------            ----------             ----------

                                                  63,798             95,015               194,358                284,374
                                                ---------          ---------            ----------             ----------
Expenses
--------
  Compensation and benefits                       30,103             46,123                88,454                134,462
  Restricted unit plan compensation                1,449              4,894                 4,391                  7,514
  Distribution costs                               4,702              6,326                14,810                 19,010
  Amortization of intangibles                      2,832              6,439                 8,312                 17,921
  Occupancy and equipment                          3,775              4,247                10,455                 12,068
  Interest                                            73              2,239                 3,950                  6,488
  Other                                            7,992             10,780                23,780                 33,451
                                                ---------          ---------            ----------             ----------

                                                  50,926             81,048               154,152                230,914
                                                ---------          ---------            ----------             ----------

Income before income taxes                        12,872             13,967                40,206                 53,460
  Income tax expense                                 350                726                   975                  2,555
                                                ---------          ---------            ----------             ----------

Net income                                       $12,522            $13,241              $ 39,231               $ 50,905
                                                =========          =========            ==========             ==========

Net income per unit                              $  0.43            $  0.43              $   1.36               $   1.42
                                                =========          =========            ==========             ==========

Distributions declared per unit                  $  0.44            $  0.53              $   1.30               $   1.52
                                                =========          =========            ==========             ==========

Weighted average units outstanding                32,134             42,125                32,038                 41,010
                                                =========          =========            ==========             ==========



          See accompanying notes to consolidated financial statements.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands, unaudited)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                          ---------------------------------
                                                                                              1995                  1996
                                                                                              ----                  ----
Cash flows from operating activities:
   Net Income                                                                                $39,231               $50,905
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of intangibles                                                               8,312                17,921
     Restricted unit plan compensation                                                         4,391                 7,514
     Gain on partial sale of affiliate                                                        (4,712)               (4,988)
                                                                                          -----------           -----------
        Sub-total                                                                             47,222                71,352

     Depreciation and amortization                                                             3,979                 3,767
     Gain on sale and accretion of discount on securities                                     (3,545)                    -
     Increase in accounts receivable and other assets                                         (3,236)               (7,668)
     Increase in accounts payable and other liabilities                                       15,210                14,309
                                                                                          -----------           -----------

   Net cash provided by operating activities                                                  59,630                81,760
                                                                                          -----------           -----------

Cash flows from investing activities:
   Capital expenditures                                                                       (4,399)               (4,690)
   Acquisition payments, net of cash acquired                                                 (7,357)               (5,885)
   Proceeds from sale of U.S. government agency securities                                   209,551                     -
   Proceeds from partial sale of affiliate                                                     4,712                 4,988
                                                                                          -----------           -----------

   Net cash provided by (used in) investing activities                                       202,507                (5,587)
                                                                                          -----------           -----------

Cash flows from financing activities:
   Proceeds from senior note borrowing                                                             -               110,000
   Repayment of promissory notes                                                                   -               (80,919)
   Repayment of securities sold under agreement to repurchase                               (197,365)                    -
   Distributions paid to unitholders                                                         (40,942)              (55,111)
                                                                                          -----------           -----------

   Net cash used in financing activities                                                    (238,307)              (26,030)
                                                                                          -----------           -----------

   Net increase (decrease) in cash and cash equivalents                                       23,830                50,143

Cash and cash equivalents, beginning of period                                                16,884                34,385
                                                                                          -----------           -----------

Cash and cash equivalents, end of period                                                     $40,714               $84,528
                                                                                          ===========           ===========

Cash paid during the period for interest                                                     $ 3,926               $ 4,724
                                                                                          ===========          ============

Cash paid during the period for income taxes                                                 $ 1,600               $ 2,459
                                                                                          ===========          ============

Supplemental disclosure of non-cash transactions:
  Increase in intangible assets                                                             $210,000               $14,723
  Increase in notes payable                                                                   79,738                 5,000
  Increase in partners' capital                                                               95,262                 9,723
  Increase in deferred purchase consideration                                                 35,000                     -


         See accompanying notes to consolidated financial statements.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The unaudited consolidated financial statements of New England Investment Companies, L.P. (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the annual report of the Partnership filed on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the financial statements of the Partnership at September 30, 1996 and for the three and nine month periods ended September 30, 1995 and 1996.

Certain amounts in prior period financial statements have been reclassified to conform with the 1996 presentation.

NOTE 2 - NET INCOME PER UNIT
----------------------------

The calculation of net income per publicly held unit ("net income per unit") follows:

                                                Three Months Ended            Nine Months Ended
                                                ------------------            -----------------
                                                   September 30,                September 30,
                                                   -------------                -------------
                                                 1995        1996             1995         1996
                                                 ----        ----             ----         ----
                                                      (in thousands, except per unit data)

  Net income                                   $12,522     $13,241          $39,231       $50,905
  Restricted unit plan compensation              1,449       4,894            4,391         7,514
                                              ---------   ---------        ---------     ---------

  Income available for allocation              $13,971     $18,135          $43,622       $58,419
                                              =========   =========        =========     =========

  Net income per unit                          $  0.43     $  0.43          $  1.36       $  1.42
                                              =========   =========        =========     =========

Net income per unit is calculated using the following weighted average units outstanding:

  Weighted average actual units outstanding     32,134      37,818           32,038        37,626

 Estimated units assumed outstanding to settle
  deferred purchase consideration:
    As reported at December 31, 1995                 -       1,941                -         1,941
    Estimated increase at September 30, 1996         -       2,366                -         1,443
                                              ---------   ---------        ---------     ---------

 Weighted average units outstanding             32,134      42,125           32,038        41,010
                                              =========   =========        =========     =========

Weighted average units outstanding include the dilutive effect of 4,558,000 units assumed outstanding from the estimated deferred purchase consideration of $117,000,000 as of September 30, 1996 using a per unit price of $25.625 (see note 3). The deferred purchase consideration will be settled in April 1997 in either units, cash or a combination thereof based on selection by the seller's partners. Accordingly, the actual number of units issued could be substantially lower than the units assumed outstanding in the calculation of net income per unit. As the market value of units varies prior to the actual payment date, the number of units assumed outstanding in the calculation of net income per unit will be adjusted and previously reported net income per unit will be restated, if significant. Actual units outstanding were 37,346,000 and 37,802,000 at September 30, 1995 and 1996, respectively.

                     NEW ENGLAND INVESTMENT COMPANIES, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 3 - ACQUISITIONS
---------------------

Harris Associates L.P.
----------------------

On September 29, 1995, the Partnership acquired certain assets and assumed certain liabilities of Harris Associates L.P. ("Harris"), a Chicago-based investment management company.

The pro forma, unaudited financial data shown below for the nine months ended September 30, 1995 gives effect to the Harris acquisition as if it had occurred on January 1, 1995. Adjustments include the amortization of intangible assets, financing costs and compensation expense. Intangible assets consisting of investment management contracts and goodwill, resulting from the acquisition of Harris, are being amortized over periods ranging from 9 to 30 years on a straight line basis. The financial data shown below does not necessarily reflect the results of operations that would have been obtained had the acquisition occurred on the assumed date, nor is it necessarily indicative of the results of the combined entities that may be achieved for any future period.

                                               Nine Months Ended September 30,
                                              ---------------------------------
                                                  1995                 1996
                                                Pro Forma             Actual
                                                ---------             ------
                                            (in thousands, except per unit data)

     Revenues                                    $239,400            $284,374
                                                ==========          ==========

     Net income                                  $ 44,615            $ 50,905
                                                ==========          ==========

     Net income per unit                         $   1.19            $   1.42
                                                ==========          ==========

     Weighted average units outstanding            41,010              41,010
                                                ==========          ==========

Acquisition Agreements
----------------------

Jurika & Voyles, Inc.

The Partnership signed an agreement on September 23, 1996 to acquire certain assets and assume certain liabilities of Jurika & Voyles, Inc. ("J&V"), an Oakland, California-based investment management company with more than $5 billion in assets under management. The current management team at J&V will continue to operate under the "Jurika & Voyles" name from its present locations and will retain its investment independence. J&V is currently a privately held corporation.

Under the agreement, the Partnership will purchase certain assets and assume certain liabilities of J&V for $43.0 million in cash and 2,260,900 newly-issued L.P. units. The agreement requires the Partnership to make additional payments over the three years following the closing, also in cash and units, valued at up to $15.0 million in the aggregate depending on attainment of certain post-closing revenue levels. The acquisition will be accounted for under the purchase method of accounting and, as a result, the Partnership will record a significant portion of the consideration as intangible assets for financial accounting purposes. The Partnership will finance the cash portion of the purchase price out of available Partnership cash and/or borrowed funds. The transaction is subject to the fulfillment of certain conditions, including approval of the shareholders of the mutual funds advised by J&V, and is expected to close around the end of 1996.

                     NEW ENGLAND INVESTMENT COMPANIES, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Aldrich, Eastman & Waltch, L.P.

The Partnership signed an agreement on October 15, 1996 to acquire certain assets and assume certain liabilities of Aldrich, Eastman & Waltch, L.P., a Boston, Massachusetts-based real estate investment advisory firm having approximately $5 billion of equity in assets under management. These operations would be combined with those of NEIC's real estate advisory subsidiary, Copley Real Estate Advisors, Inc. ("Copley"), to form a new firm named AEW Capital Management, L.P. with approximately $7 billion of equity in assets under management. Aldrich, Eastman & Waltch, L.P. is currently a privately held partnership.

Under the agreement, the Partnership will purchase certain assets and assume approximately $5.0 million of liabilities of Aldrich, Eastman & Waltch, L.P. for $62.5 million in cash and newly-issued L.P. units and a $5.0 million three-year amortizing note. In addition, up to $35.0 million in cash will be paid upon attainment of certain post-closing revenue levels. The acquisition will be accounted for under the purchase method of accounting and, as a result, the Partnership will record a significant portion of the consideration as intangible assets for financial accounting purposes. The Partnership will finance the cash portion of the purchase price out of available Partnership cash and/or borrowed funds. The transaction is subject to the fulfillment of certain conditions, including certain Aldrich, Eastman & Waltch, L.P. client consents, and is expected close around the end of 1996.

It is expected that combining Aldrich, Eastman & Waltch, L.P. and Copley will result in significant cost savings over time to the combined entity. Restructuring costs associated with the transaction incurred by Copley will be based upon the finalization of a business plan and will be charged to expense. Restructuring costs incurred by Aldrich, Eastman & Waltch, L.P. will be paid by the seller.

NOTE 4 - INVESTMENT IN AFFILIATE
---------------------------------

The Partnership's limited partner interest in Capital Growth Management Limited Partnership ("CGM") was 54% and 50% on December 31, 1995 and September 30, 1996, respectively. The remaining limited partnership interest is owned indirectly by the management of CGM, who were obligated to apply a defined portion of their CGM earnings to purchase additional partnership interests from the Partnership at a pre-determined formula until the Partnership's ownership interest was reduced to 50%. During the first quarter of 1995 and 1996, gains of $4,712,000 and $4,988,000, respectively, were recorded from the agreed-upon sales of CGM partnership interests. Management of CGM is no longer required to make further purchases of partnership interests.

NOTE 5 - THE MERGER OF NEW ENGLAND MUTUAL AND METROPOLITAN LIFE
---------------------------------------------------------------

The merger of New England Mutual Life Insurance Company ("New England Mutual") with and into Metropolitan Life Insurance Company ("Metropolitan Life") became effective on August 30, 1996. Incident to the merger, both the 55% ownership interest in the Partnership's limited partnership units and the 100% interest in the stock of the Partnership's general partner formerly owned by New England Mutual were transferred to Metropolitan Life, which contributed such interests to a wholly-owned subsidiary immediately following the merger. Metropolitan Life is expected to nominate two new directors to the Board of Directors of NEIC's general partner. The merger resulted in the immediate vesting of substantially all the Partnership's outstanding restricted units.

NOTE 6 - TAX CONSIDERATIONS FOR PUBLIC UNITHOLDERS
--------------------------------------------------

Management believes that, as a result of the Omnibus Budget Reconciliation Act of 1993 and a special tax election which the Partnership has made, unitholders purchasing units in the open market after August 10, 1993 will be allocated current amortization over fifteen years of a substantial portion of the purchase
price of the units.   Although

                     NEW ENGLAND INVESTMENT COMPANIES, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

the transfer to Metropolitan Life resulted in a technical termination of the Partnership for Federal income tax purposes, management expects to make certain tax elections and adopt certain tax conventions and interpretations which are intended to provide public unitholders with all or a substantial portion of the benefits of tax amortization that they would have enjoyed if the termination had not occurred. Taking into account amortization deductions with respect to certain intangible assets (which depend in part on the particular unitholder's purchase price) and other book-tax differences, the Partnership expects that Partnership distributions will continue to significantly exceed net taxable income allocable to unitholders for those who purchased units after August 10, 1993. Such amortization deductions will decrease the unitholder's tax basis, and will likely be recaptured as ordinary income upon disposition of the units.

The following example of this benefit assumes an individual purchased units during December 1995 and held them through September 30, 1996. This unitholder would have a convention purchase price, as defined in the Partnership Agreement of the Partnership, of $20.25 of which $19.25 is allocated to Internal Revenue Code Section 197 assets. The estimated tax benefit for the nine months ended September 30, 1996 follows:


    Estimated tax amortization per unit                                 $1.07
    Less financial statement amortization per unit                      (0.44)
                                                                     --------

    Tax benefit for the nine months ended September 30, 1996            $0.63
                                                                     ========

Each year, a Schedule K-1 is sent to each unitholder identifying their amortization tax benefit. Under federal tax law, a unitholder is required to pay tax on their allocable share of the Partnership's income regardless of the amount of distributions made by the Partnership. As individual tax situations may vary, holders and prospective purchasers of units are urged to consult their tax advisors.

Under existing tax law effective January 1, 1998, the Partnership would no longer be treated as a partnership for federal tax purposes. As a result, the Partnership and the ownership thereof is expected to be restructured in accordance with the terms of the Partnership Agreement prior to that date. Distributions received by public unitholders after December 31, 1997 are expected be made from an entity which will be subject to corporate taxation but at a rate which is less than the federal maximum marginal corporate income tax rate of 35% as a result of available tax amortization deductions. Distributions from the entity will in general be treated as dividends to public unitholders, except that distributions in excess of current or accumulated earnings and profits of the entity will be treated as a return of capital to the extent of the shareholder's basis in his or her shares and thereafter as capital gain. Returns of capital will reduce basis, resulting in increased capital gain (or decreased capital loss) upon sale of the relevant shares. The forward-looking statements contained in this paragraph should be considered in light of certain risks and uncertainties that may cause actual results to vary materially from what had been anticipated, including changes and uncertainties in the tax law, the final form of restructuring, the possible effect of certain transfers of units, results of operations and changes in the market price of the Partnership's units.

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES
-----------------------------------------------

On August 30, 1996, the merger of New England Mutual with and into Metropolitan Life was completed. In accordance with a settlement agreement which was contingent on the completion of the merger, the suit by the Washington State Investment Board against New England Mutual and Copley was settled on
September 5, 1996. In addition, on August 29, 1996, the suit by the State Teachers Retirement System of Ohio against New England Mutual and Copley was settled. In each case, the settlement had no financial impact on Copley or the Partnership.

The Partnership is subject to other legal proceedings and claims which have arisen in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions, if any, will not materially adversely affect the results of operations or financial condition of the Partnership.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
Results of Operations.
---------------------

Any statements in this report that are not historical facts are intended to fall within the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the risks and uncertainties attendant to the Partnership and its business, which may cause actual results to vary materially from what had been anticipated. Certain factors that affect the Partnership have been described in the Partnership's filings with the Securities and Exchange Commission, particularly the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 (under "Business--Forward-Looking Statements"), and include factors such as conditions affecting fee revenues, reliance on key personnel, competition, regulatory and legal matters, and partnership tax considerations. Readers are encouraged to review these factors carefully.


General
-------

Consolidated summary financial information of New England Investment Companies, L.P. for the three and nine months ended September 30 follows:



                                           Three Months Ended             Nine Months Ended
                                           ------------------             -----------------
                                              September 30,                 September 30,
                                              -------------                 -------------
                                           1995/1/       1996            1995/1/      1996
                                           -------       ----            -------      ----
                                                 (in thousands, except per unit data)


Total revenues                             $63,798     $95,015          $194,358     $284,374

Total expenses                              51,276      81,774           155,127      233,469
                                          ---------   ---------        ----------   ----------

Net income                                 $12,522      $13,241         $ 39,231     $ 50,905
                                          =========   ==========       ==========   ==========

Net income per unit                        $  0.43      $  0.43         $   1.36     $   1.42
                                          =========   ==========       ==========   ==========

Distributions declared per unit            $  0.44      $  0.53         $   1.30     $   1.52
                                          =========   ==========       ==========   ==========

Operating cash flow/2/                     $16,803      $24,574         $ 47,222     $ 71,352
                                          =========   ==========       ==========   ==========

Operating cash flow per unit/2/            $  0.52      $  0.58         $   1.47     $   1.74
                                          =========   ==========       ==========   ==========

--------------------
/1/ Results for the three and nine months ended September 30, 1995 do not include Harris which was acquired on September 29, 1995 using the purchase method of accounting.

/2/ Operating cash flow represents net income adjusted for restricted unit plan compensation, amortization of intangibles and non-recurring items. Operating cash flow per public unit ("operating cash flow per unit") should not be construed as an alternative to net income per unit or cash flow from operating activities.

Statement of Income for the Three Months Ended September 30, 1996 Compared to
-----------------------------------------------------------------------------
the Three Months Ended September 30, 1995
-----------------------------------------

     Net income of $13.2 million for the three months ended September 30, 1996 increased $0.7 million as compared to net income of $12.5 million for the three months ended September 30, 1995. Net income per unit of $0.43 for the three months ended September 30, 1996 was unchanged compared to the same quarter last year as the increase in the amortization of intangibles, interest expense and the increase in units offset the growth of revenues and the impact of the Harris acquisition. The acquisition of Harris was completed on September 29, 1995 and the results of Harris have been included with those of the Partnership since that date. See Note 3 of Notes to Consolidated Financial Statements.

     Management and advisory fees of $85.4 million for the three months ended September 30, 1996 increased $29.0 million as compared to $56.4 million for the same quarter last year. Included in 1996 results are Harris fees of $20.8 million. Excluding Harris, fees increased $8.2 million (or 15%).

     Other revenues and interest income of $9.6 million for the three months ended September 30, 1996 increased $2.2 million as compared to $7.4 million for the same quarter last year. The increase results mainly from the inclusion of Harris fees of $0.9 million and increased interest income of $0.9 million from higher cash balances.

     Compensation and benefits of $46.1 million for the three months ended September 30, 1996 increased $16.0 million from the same quarter last year and consists of 55% base compensation and 45% variable compensation. This expense includes an increase in variable compensation of $10.0 million, resulting primarily from Harris, and higher incentive payments due to subsidiary profitability, portfolio performance and sales growth. Base compensation and benefits also increased $6.0 million of which $3.0 million resulted from Harris.

     Restricted unit plan expense of $4.9 million for the three months ended September 30, 1996 increased $3.4 million from the same quarter last year reflecting the immediate vesting of restricted units effective with the merger of New England Mutual with Metropolitan Life.

     Distribution costs of $6.3 million for the three months ended September 30, 1996 increased $1.6 million from the same quarter last year due to higher fees paid to brokers for higher mutual fund assets under management and the inclusion of Harris' distribution costs.

     Amortization of intangibles of $6.4 million for the three months ended September 30, 1996 increased $3.6 million from the same quarter last year due primarily to the acquisition of Harris.

     Interest expense of $2.2 million for the three months ended September 30, 1996 reflects interest on the $110 million in senior notes issued in the first quarter of 1996 ("Senior Notes").

     Other expense of $10.8 million for the three months ended September 30, 1996 increased $2.8 million from the same quarter last year. The increase results primarily from higher general and administrative expenses associated with expanded business activities and the inclusion of Harris.

Statement of Income for the Nine Months Ended September 30, 1996 Compared to the
--------------------------------------------------------------------------------
Nine Months Ended September 30, 1995
------------------------------------

     Net income of $50.9 million for the nine months ended September 30, 1996 increased $11.7 million as compared to net income of $39.2 million for the nine months ended September 30, 1995. Net income per unit of $1.42 for the nine months ended September 30, 1996 increased $0.06 compared to the same period last year due primarily to internal growth as well as the September 29, 1995 acquisition of Harris.

     Management and advisory fees of $248.0 million for the nine months ended September 30, 1996 increased $85.3 million as compared to $162.7 million for the same period last year. Included in 1996 results are Harris fees of $59.7 million. Excluding Harris, fees increased $25.6 million (or 16%).

     Other revenues and interest income of $31.4 million for the nine months ended September 30, 1996 increased $4.4 million from $27.0 million for the same period last year. The increase results from the inclusion of Harris fees of $3.1 million, increased interest income of $2.4 million from higher cash balances and increased transfer agency and other revenues, partially offset by gains on securities sold in the comparable period in 1995.

     A $5.0 million gain on the partial sale of the Partnership's interest in its affiliate, CGM, was realized during the first quarter of 1996 as compared to $4.7 million for the same period last year. This transaction completes the agreement with CGM management to reduce the Partnership's ownership interest to 50%.

     Compensation and benefits of $134.5 million for the nine months ended September 30, 1996 increased $46.0 million compared to the same period last year and consists of 56% base compensation and 44% variable compensation. This expense includes an increase in variable compensation of $29.6 million, resulting primarily from Harris, and higher incentive payments due to subsidiary profitability, portfolio performance and sales growth. Base compensation and benefits also increased $16.4 million of which $8.9 million resulted from Harris.

     Restricted unit plan expense of $7.5 million for the nine months ended September 30, 1996 increased $3.1 million from the same period last year reflecting the immediate vesting of restricted units effective with the merger of New England Mutual with Metropolitan Life.

     Distribution costs of $19.0 million for the nine months ended September 30, 1996 increased $4.2 million from the same period last year. The increase results from higher fees paid to brokers for higher mutual fund assets under management and the inclusion of Harris' distribution costs.

     Amortization of intangibles of $17.9 million for the nine months ended September 30, 1996 increased $9.6 million from the same period last year due primarily to the acquisition of Harris.

     Occupancy and equipment expense of $12.1 million for the nine months ended September 30, 1996 increased $1.6 million from the same period last year due primarily to the acquisition of Harris.

     Interest expense of $6.5 million for the nine months ended September 30, 1996 increased $2.5 million from the same period last year. Interest expense of $6.5 million for nine months ended September 30, 1996 includes interest on the Senior Notes. Interest expense of $4.0 million for the nine months ended September 30, 1995 includes interest on securities sold under agreements to repurchase, which were sold by July of 1995.

     Other expense of $33.5 million for the nine months ended September 30, 1996 increased $9.7 million from the same period last year. The increase results from higher general and administrative expenses associated with expanded business activities and the inclusion of Harris.

Capital Resources and Liquidity
-------------------------------

     Operating cash flow not required for normal business operations and working capital needs is generally distributed to unitholders each quarter. Distributions to unitholders are typically declared during the last month of calendar quarters.

     On September 17, 1996, the Board of Directors declared a distribution of $0.53 per unit reflecting a 20% increase from the comparable distribution rate on September 30, 1995 of $0.44 per unit. The distribution is payable on November 15, 1996 to unitholders of record on September 30, 1996. The Partnership has the ability to make distributions in excess of net income, due to non-cash amortization. For the nine months ended September 30, 1996, distributions paid to unitholders were $55.1 million.

     Cash and cash equivalents at September 30, 1996 of $84.5 million increased $50.1 million as compared to December 31, 1995. The increase primarily reflects $110 million of proceeds from the senior notes of which $80.9 million was used in January 1996 to repay the promissory notes issued in conjunction with the Harris acquisition. Increased cash resulting from higher net income and amortization of intangibles also contributed to the growth in cash and cash equivalents.

     In April 1997, the Partnership will make an additional payment for the Harris acquisition financed with units, cash or a combination thereof (see Note 2 of Notes to Consolidated Financial Statements). Additionally, the Partnership has signed agreements to acquire certain assets and assume certain liabilities of J&V and Aldrich, Eastman & Waltch, L.P. (see Note 3 of Notes to Consolidated Financial Statements). These transactions are expected to close around the end of 1996, subject to the fulfillment of certain conditions. The Partnership will finance the cash portion of the purchase price of J&V ($43.0 million) and Aldrich, Eastman & Waltch, L.P. ($62.5 million), as well as the cash portion of the April 1997 additional payment for the Harris acquisition, out of available Partnership cash and/or borrowed funds.

     The Partnership entered into a new revolving credit agreement on October 28, 1996 for a five year term. The Partnership can borrow up to $165 million, subject to compliance with certain debt covenants, currently at Libor plus .40%.


Assets Under Management
-----------------------

A summary of assets under management follows:


                                                   September 30,        December 31,        September 30,
                                                   -------------        ------------        -------------
                                                       1995                 1995                1996
                                                       ----                 ----                ----
                                                                        (in billions)
   Institutions:
     Fixed income and equity                            $48.8                $50.2               $54.6
     Real estate assets                                   6.0                  5.9                 5.2
   Mutual funds                                          19.1                 20.3                22.9
   Private accounts and other                             4.4                  4.6                 5.4
                                                   -----------          -----------         -----------

                                                        $78.3                $81.0               $88.1
                                                   ===========          ===========         ===========


     At September 30, 1996 assets under management were $88.1 billion, an increase of $7.1 billion (or 9%) as compared to $81.0 billion at December 31, 1995. This increase resulted primarily from growth in institutional accounts and equity mutual funds, as well as $1.7 billion from the acquisition of Vaughan, Nelson, Scarborough & McConnell, L.P. on May 9, 1996.

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings
--------------------------

Reference is made to the discussion under the captions:  "Legal Proceedings" in
Item 3 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995; "Legal Proceedings" in Item 1 of Part II of each of the Partnership's Quarterly Reports on Form 10-Q for the periods ended March 31, 1996 and June 30, 1996; and "Legal Proceedings Update" under Item 5 of the Partnership's Current Report on Form 8-K dated September 23, 1996, each of which is incorporated herein by reference.

Item 5. Other Information
-------------------------

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

The following calculation of operating cash flow per unit should be read in conjunction with the financial statements of the Partnership filed on Form 10-K. Operating cash flow per unit should not be construed as an alternative to net income per unit or cash flow from operating activities. Operating cash flow for the nine months ended September 30 follows:

                                                         Nine Months Ended September 30,
                                         ------------------------------------------------------------
                                                      1995                            1996
                                         ------------------------------------------------------------
                                           Per Unit          Amount         Per Unit         Amount
                                           --------          ------         --------         ------
                                                      (in thousands, except per unit data)

 Income available for allocation             $ 1.36         $43,622           $ 1.42        $58,419
 Less non-recurring items                     (0.15)         (4,712)           (0.12)        (4,988)
                                         -----------     -----------       ----------    -----------
   Sub-total                                   1.21          38,910             1.30         53,431
 Add amortization of intangibles/1/            0.26           8,312             0.44         17,921
                                         -----------     -----------       ----------    -----------

 Operating cash flow                         $ 1.47         $47,222           $ 1.74        $71,352
                                         ===========     ===========       ==========    ===========

 Distributions declared                      $ 1.30                           $ 1.52
                                         ===========                       ==========

 Weighted average units outstanding                          32,038                          41,010
                                                         ===========                     ===========

-----------------------
/1/ Amortization of intangibles is a non-cash expense and does not reduce amounts available for cash distributions to unitholders.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a) Exhibits
------------

     2.1 Partnership Admission Agreement between Jurika & Voyles, Inc. and New England Investment Companies, L.P. dated September 23, 1996: incorporated by reference to Exhibit 2 to Current Report on Form 8-K dated September 23, 1996.

     2.2 Partnership Admission Agreement between Aldrich, Eastman & Waltch, L.P. and New England Investment Companies L.P. dated October 15, 1996: incorporated by reference to Exhibit 2 to Current Report on Form 8-K dated October 15, 1996.

     10.1 Credit Agreement, dated as of October 28, 1996, among New England Investment Companies, L.P. as Borrower, the banks named therein as Banks, Citibank, N.A. as Administrative Agent, and The First National Bank of Boston, as Co-Agent.



(b) Reports on Form 8-K
-----------------------

On September 9, 1996, the Partnership filed a Current Report on Form 8-K dated August 30, 1996 reporting the merger of New England Mutual with and into Metropolitan Life Insurance Company effective August 30, 1996.

On September 23, 1996, the Partnership filed a Current Report on Form 8-K dated September 23, 1996 reporting the signing of an agreement on September 23, 1996 to acquire certain assets and assume certain liabilities of Jurika & Voyles, Inc. and also including a legal proceedings update.

On October 15, 1996, the Partnership filed a Current Report on Form 8-K dated October 15, 1996 reporting the signing of an agreement on October 15, 1996 to acquire certain assets and assume certain liabilities of Aldrich, Eastman, & Waltch, L.P.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



New England Investment Companies, L.P.
--------------------------------------
             Registrant



/s/ G. Neal Ryland                                       November 13, 1996
------------------------------------------         -----------------------------
G. Neal Ryland                                           Date
Executive Vice President, Chief Financial
  Officer and Treasurer



/s/ Stephen D. Martino                                   November 13, 1996
------------------------------------------         -----------------------------
Stephen D. Martino                                       Date
Senior Vice President and Controller