Form 10-K405
period 1996-12-31
NEW ENGLAND INVESTMENT COMPANIES L P
filed 1997-03-19
CIK 812488

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the fiscal year ended December 31, 1996 OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

                         Commission File Number 1-9468

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              13-3405992
   (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

     399 BOYLSTON STREET, BOSTON,
             MASSACHUSETTS                              02116
    (ADDRESS OF PRINCIPAL EXECUTIVE                   (ZIP CODE)
               OFFICES)

       Registrant's telephone number, including area code (617) 578-3500

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class              Name of each exchange on which
 UNITS OF LIMITED PARTNERSHIP INTEREST               registered
                                               NEW YORK STOCK EXCHANGE

          Securities registered pursuant to section 12(g) of the Act:
                                     NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of units of limited partnership interest held by non-affiliates of the registrant at February 28, 1997 (based on the closing price at which the units were sold on the New York Stock Exchange) was approximately $290,010,330.

  The issuer is a limited partnership. There were 40,347,631 units of limited partnership interest and 110,000 units of general partnership interest outstanding at February 28, 1997.

                                    PART I

ITEM 1. BUSINESS.

BACKGROUND

  New England Investment Companies, L.P. ("NEIC" or the "Partnership") resulted from the contribution by New England Mutual Life Insurance Company ("New England Mutual"), on September 15, 1993, of the businesses and substantially all of the assets of New England Investment Companies, Inc. (a wholly owned indirect subsidiary of New England Mutual) to Reich & Tang L.P. ("Reich & Tang"), a publicly traded limited partnership listed on the New York Stock Exchange.

  At the time of this transaction, a new corporation named New England Investment Companies, Inc. became the sole general partner of the Partnership (the "General Partner"), succeeding Reich & Tang, Inc. ("RTI"). In August 1996, New England Mutual merged with Metropolitan Life Insurance Company ("MetLife"), which succeeded to the interests of New England Mutual in the Partnership and the General Partner. See "Business--The Merger of New England Mutual and Metropolitan Life." The General Partner is a wholly owned subsidiary of MetLife. As of February 28, 1997, MetLife beneficially owned all of the Partnership's units of general partnership interest ("GP units") and approximately 20.79 million (51.5%) of the Partnership's units of limited partnership interest ("units").

GENERAL

  The Partnership is a major investment manager that offers a broad array of investment management products and styles across a wide range of asset categories to institutions and individuals. NEIC operates through a number of different investment management firms (the "Investment Management Firms") and distribution and consulting firms (the "Distribution and Consulting Firms" and, together with the Investment Management Firms, the "Firms" or "Subsidiaries"). The Partnership's assets under management include domestic and international fixed income and equity securities, money market funds and real estate.

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

  The Partnership seeks to grow by expanding the Investment Management Firms' capabilities; selectively pursuing the acquisition of investment management firms; increasing and focusing its marketing efforts; and selectively expanding its distribution channels.

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

  The Partnership is prepared to consider various types of financial arrangements with the owners of an acquired firm depending on their circumstances, including tailored incentive plans. Under the Partnership's strategy for possible acquisitions, key employees of acquired firms may be compensated through firm profit-sharing plans and bonus compensation plans. These plans can be structured so that the next "generation" of management will have the opportunity to participate in the growth of the firm, while the current principals retain a portion of their cash flow interest directly in the firm.

  The Partnership may provide support to acquired firms in appropriate situations, through capital advances (for internal growth or the acquisition of compatible businesses) and through services provided by the Distribution and Consulting Firms, including mutual fund and institutional marketing.

  The Partnership made its first major acquisition in September 1995, when it acquired the business of Harris Associates L.P. ("Harris"). The Partnership continued to implement its acquisition strategy in 1996. In May 1996, the Partnership acquired the business of Vaughan, Nelson, Scarborough & McConnell ("VNSM"), an investment advisory firm located in Houston, Texas, with approximately $1.6 billion of assets under management. On October 15, 1996, the Partnership announced that it had entered into an agreement to acquire the business of Aldrich, Eastman & Waltch, L.P. ("Aldrich, Eastman"), a Boston-based real estate investment advisory firm having $4 billion of assets under management. On December 10, 1996, the operations of Aldrich, Eastman were combined with those of NEIC's real estate advisory subsidiary, Copley Real Estate Advisors, Inc. ("Copley"), to form a firm that will operate under the name "AEW Capital Management, L.P." ("AEW Capital"). On September 23, 1996, the Partnership announced that it had entered into an agreement to acquire the business of Jurika & Voyles, Inc. ("Jurika &Voyles"), an Oakland, California-based investment management company with approximately $5.6 billion in assets under management. This transaction was completed on January 3, 1997, effective as of January 1, 1997.

  The market for investment management firms has continued to be active, with many firms seeking to be acquired or forming strategic partnerships. At the same time, the competition to acquire successful firms has increased significantly. The success of the Partnership's acquisition strategy will depend on its ability to offer terms competitive in the marketplace. The Partnership continues to actively evaluate investment management firms for potential acquisition as part of its growth strategy. However, there can be no assurance that suitable acquisition candidates can be located or that appropriate agreements with them can be reached or completed, or that any acquired business will perform as expected following acquisition.

ASSETS UNDER MANAGEMENT

  The following table summarizes the Partnership's assets under management as if the acquisitions of Reich & Tang, Harris, VNSM, Aldrich, Eastman and Jurika & Voyles had occurred on December 31, 1992:

                                                   AT DECEMBER 31,
                                       ----------------------------------------
                                        1992    1993    1994    1995     1996
                                       ------- ------- ------- ------- --------
                                                    (IN MILLIONS)
   Institutions:
     Fixed Income and Equity.......... $33,747 $39,866 $43,062 $53,255 $ 60,657
     Real Estate Assets...............   7,497   7,191   6,521   7,435    5,322
   Mutual Funds.......................  11,177  15,489  15,583  20,343   25,002
   Private Accounts and Other.........   4,124   5,025   5,784   7,062    9,287
                                       ------- ------- ------- ------- --------
                                       $56,545 $67,571 $70,950 $88,095 $100,268
                                       ======= ======= ======= ======= ========

INVESTMENT MANAGEMENT FIRMS

  NEIC currently has ten Investment Management Firms, each of which follows an independent investment strategy and philosophy. The following is a brief description of their respective businesses.

  Loomis, Sayles & Company, L.P. ("Loomis Sayles"). Loomis Sayles was established in 1926 and was acquired by New England Mutual in 1968. At December 31, 1996, Loomis Sayles managed approximately one-half of all assets managed by the Investment Management Firms.

  Loomis Sayles actively manages portfolios of publicly traded fixed-income securities, equity securities and other financial instruments for a client base consisting of institutional clients (with the largest client groups being corporate, governmental and union pension funds), endowments and foundations, and third-party corporate investment portfolios. Loomis Sayles also manages assets for private accounts for high net worth individuals and mutual funds, and advises the Loomis Sayles Funds.

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

  Harris Associates L.P. ("Harris"). Founded in 1976, Harris is a Chicago-based investment advisory firm with institutional, private client and multi-manager product offerings. Harris also serves as the investment advisor for The Oakmark Family of Funds. Prior to its acquisition on September 29, 1995, Harris was a privately held partnership. Harris primarily manages equity securities and generally follows a value approach to investing.

  AEW Capital Management, L.P. ("AEW Capital"). On December 10, 1996, the Partnership completed the acquisition of Aldrich, Eastman & Waltch, L.P. ("Aldrich, Eastman"), a Boston-based real estate investment advisory firm. These operations have been combined with those of NEIC's real estate advisory subsidiary, Copley Real Estate Advisors, Inc., to form a firm that will operate under the name "AEW Capital Management." With its combined knowledge of real estate and capital markets, the new firm will emphasize high-yield debt and equity strategies, real estate securities and maximizing the investment performance and liquidity of its clients' existing real estate portfolios.

  Back Bay Advisors, L.P. ("Back Bay"). Established in 1986 as a spin-off from New England Mutual, Back Bay manages mutual funds in two of the Partnership's mutual fund groups as well as investment portfolios for the MetLife general account ("General Account") and other institutional investors. Back Bay's principal investment specialty is fixed-income management with an emphasis on intermediate term, low volatility, higher quality portfolios.

  Jurika & Voyles, L.P. ("Jurika & Voyles"). Effective January 1, 1997, the Partnership completed the acquisition of Jurika & Voyles, Inc., an Oakland, California-based investment management company founded in 1983. Jurika & Voyles provides investment advisory services for institutions, individuals and mutual funds utilizing a fundamental, research-driven value and growth investment approach, and seeks to invest at opportunistic prices in the stock of companies exhibiting growth in cash flow.

  Reich & Tang Funds ("R&T Funds"). Established in 1974, R&T Mutual Funds, a division of Reich & Tang Asset Management L.P., manages mutual funds that are marketed primarily through brokerage houses and regional commercial banks, many of which offer the funds to customers as their own "private label" products. In addition, it acts as administrator for mutual funds advised by others and for the equity funds managed by Reich & Tang Capital Management.

  Reich & Tang Capital Management ("R&T Capital Management"). Established in 1970, R&T Capital Management, a division of Reich & Tang Asset Management L.P., manages mutual funds, private investment partnerships and equity securities for institutions and individuals. R&T Capital Management emphasizes fundamental research and its philosophy is to seek investment opportunities in companies with small to medium market capitalization, strong management, significant market share and relatively low risk.

  Westpeak Investment Advisors, L.P. ("Westpeak"). Established in 1991, Westpeak provides customized quantitative equity management for institutional investors, such as pension plans, foundations, and endowments, and mutual funds.

  Vaughan, Nelson, Scarborough & McConnell, L.P. ("VNSM"). On May 9, 1996, the Partnership acquired VNSM, a Houston, Texas-based investment firm. VNSM manages equity, fixed income and balanced portfolios for foundations, endowments, institutions and high net worth clients.

  Capital Growth Management Limited Partnership ("CGM"). CGM provides investment management services for mutual funds and for a limited number of large institutions and individual clients. CGM follows primarily an aggressive, growth-oriented strategy. CGM was established in 1990 through a spin-off of its operations from Loomis Sayles. As of December 31, 1996, the Partnership held a 50% limited partnership interest in CGM. The remaining interest is primarily held by its corporate general partner which is owned by CGM's principals. The Partnership regards its interest in CGM as a passive investment and accounts for this interest using the equity method.

DISTRIBUTION AND CONSULTING FIRMS

  NEIC and its Distribution and Consulting Firms provide the Investment Management Firms with a network of distribution, marketing and administrative services.

  New England Funds, L.P. ("NEF"). NEF serves as the distributor, transfer agent and administrator of the twenty-two mutual funds in the New England Fund Group. NEF is registered with the Securities and Exchange Commission (the "Commission") as a broker-dealer and transfer agent. NEF is responsible for product development, marketing, and shareholder services and relations for the New England Funds Group, which had approximately 382,000 shareholder accounts at December 31, 1996.

  NEF distributes mutual funds through the retail sales network of New England Securities Corporation ("NES"), a broker-dealer subsidiary of New England Life Insurance Company ("New England Life"), which is a subsidiary of MetLife, and through unaffiliated broker-dealers. NEF has devoted significant efforts to building stable, long-term relationships with regional and national brokerage firms.

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

  The Institutional Market. The institutional market for investment management services includes corporate, government and union pension plans, endowments and foundations and corporations purchasing investment management services for their own account. All of NEIC's Investment Management Firms serve the institutional market.

  The Partnership's Investment Management Firms market their services to the institutional market through a number of channels. Several of the Investment Management Firms employ full-time marketing or client relations specialists to serve the institutional market while others receive marketing assistance from the Partnership and NEIA, one of the Distribution and Consulting Firms. The Partnership believes that significant cross-marketing opportunities exist within each Investment Management Firm, particularly with respect to the large client and consultant-driven markets. In addition to the efforts of full-time marketing professionals, senior management personnel and investment professionals at most of the Investment Management Firms actively market their respective firm's services to institutional clients.

  Mutual Funds. The Partnership's Investment Management Firms advise or sub-advise a total of eighty-six mutual funds, the great majority of which are grouped into six fund "families" and are marketed through a variety of channels, as set out below.

  The Reich & Tang Funds consist of one fixed income, two equity and fifteen money market funds marketed on a no-load basis. The money market funds are offered primarily on a "private label" basis through financial intermediaries to their customers. At December 31, 1996, the total assets managed by the Reich & Tang Funds were approximately $7.3 billion, all of which are managed by Reich & Tang Funds or Reich & Tang Capital Management.

  The New England Fund Group consists of ten fixed income, nine equity, one balanced and three money market funds marketed on a commission basis through broker-dealers, including New England Securities, which serves as broker-dealer for the insurance agent field force of New England Life. At December 31, 1996, the total assets sub-advised by various of the Investment Management Firms were approximately $6.0 billion.

  The Oakmark Family of Funds consist of five equity funds and one balanced fund managed by Harris Associates L.P. and marketed on a no-load basis. At December 31, 1996, the total assets of The Oakmark Family of Funds, all of which are managed by Harris, were approximately $5.9 billion. The fund family includes the $4.2 billion Oakmark Fund and the $1.2 billion Oakmark International Fund.

  The CGM Funds consist of two fixed income funds, two equity funds and one balanced fund marketed on a no-load basis. At December 31, 1996, total assets in the CGM Funds, all of which are managed by CGM, were approximately $1.8 billion.

  The New England Zenith Funds consist of one fixed income fund, six equity funds, two managed (multi-sector funds) and one money market fund which serve as investment vehicles for variable annuity and variable life insurance products issued by New England Life and an affiliate and sold through broker-dealers, including

New England Securities. At December 31, 1996, total assets managed for New England Zenith Funds by the Partnership's Investment Management Firms were approximately $2.0 billion.

  The Loomis Sayles Funds consist of eight fixed income and nine equity funds managed by Loomis Sayles that are marketed on a no-load basis primarily through financial intermediaries to their customers. At December 31, 1996, total assets were approximately $1.0 billion.

  In addition, the Investment Management Firms advise or sub-advise 13 funds not included in the above groups with total assets of $1.0 billion at December 31, 1996.

INVESTMENT MANAGEMENT AGREEMENTS AND FEES

  Services to Clients Other than MetLife. The investment management accounts of the Partnership's Investment Management Firms generally are managed pursuant to written investment management agreements with clients which, with limited exceptions, are terminable at any time or upon relatively short notice (typically 30-60 days) by either party.

  Services generally are offered on a discretionary basis, where an Investment Management Firm would make the investment decisions for the assets under management, and in certain cases on an advisory basis, where the firm recommends securities and investment policies and strategies to its clients. The Partnership's Investment Management Firms' contracts may not be assigned without the consent of the client. Investment management agreements with mutual funds may be terminated at any time by the fund upon 60 days' notice, and terminate automatically in the event of their assignment. For purposes of all contracts entered into by those Investment Management Firms which are investment advisors registered with the Commission, "assignment" of investment management contracts is defined to include certain changes in ownership of the Partnership (or MetLife) or the Investment Management Firms themselves.

  In providing investment management services, the Partnership's Investment Management Firms are principally compensated on the basis of fees calculated as a percentage of assets under management. For most of the Investment Management Firms, the fee schedules typically provide lower incremental fees above certain levels of managed assets. In some instances, the amount of the fee depends upon performance, usually by reference to a pre-established benchmark.

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

  Services to MetLife General Account. As of December 31, 1996, certain of the Investment Management Firms managed approximately $6.0 billion of MetLife's General Account assets (which, prior to the merger of New England Mutual into MetLife, were held in the General Account of New England Mutual). These services were provided principally under separate investment management agreements (the "Management Agreements") with several of the Investment Management Firms and contain annual fee rates depending upon the class of asset advised and investment objectives. The Partnership earned $15.1 million under these arrangements in 1996. For 1997, the Management Agreements have been amended to effect minor variations in the annual fee rates in effect based on current market rates and to set the aggregate annual minimum fee payable at $14.4 million. Additionally, the agreement with AEW Capital provides an opportunity to earn special incentive fees if real estate assets are sold to unaffiliated buyers. Although the Management Agreements can be terminated at any time by MetLife and the assets allocated to outside managers, the $14.4 million minimum fee per annum is payable to the Partnership through September 1998 in the absence of a material breach of the Management Agreements.

  Services Involving Real Estate. As a real estate investment manager, AEW Capital is subject to a number of special considerations. Real estate investment portfolios are, by their terms, generally liquidated over an investment period, creating a continual need to attract new assets in order to achieve asset growth. In addition, real estate investment managers may be subject to certain potential risks as a result of the structures used for client investment that are not characteristic of the risks for other investment managers, such as the possibility that such managers might be responsible for tort and environmental claims and, in a limited number of cases, for property debt.

COMPETITION

  The investment management business is highly competitive. NEIC and its Firms compete with a large number of investment management firms, commercial banks, insurance companies and others, many of which are larger and have access to greater resources. Furthermore, in some instances the Investment Management Firms may compete with one another and with MetLife for client assets.

  NEIC believes that the most important factors affecting competition for clients are: the abilities, performance records and reputations of investment managers; the ability to hire and retain key investment managers; the effectiveness of marketing programs; the development of new investment strategies and information technologies; and competitiveness in fees and investor service. The Partnership's competitive position also is dependent, in part, on the relative attractiveness of the types of investment products offered and the investment philosophies, strategies and methods of the various Investment Management Firms under prevailing market conditions.

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

EMPLOYEES

  As of January 1, 1997, the Firms employed approximately 1,300 persons. NEIC believes that, overall, its relations with its employees are good. Employees are compensated with a combination of salary, discretionary or performance-based bonus, profit sharing and fringe benefits. NEIC has sought to retain its senior employees through compensation arrangements which it believes are competitive in the industry.

POSSIBLE FUTURE RESTRUCTURING OF THE PARTNERSHIP

  The Partnership will cease to be classified as a partnership for federal income tax purposes, and will be treated as a corporation, immediately after December 31, 1997 (or sooner if the Partnership adds a substantial new line of business or otherwise fails to satisfy certain requirements), unless the Partnership ceases to be publicly traded prior to that time. In view of the potentially adverse tax consequences to certain unitholders, including MetLife (as successor to New England Mutual), of such a change in tax classification ("Change of Tax Status"), the Partnership Agreement confers on the General Partner broad authority to take (or not to take), in its absolute discretion, any actions that it deems necessary, appropriate or desirable to effect a restructuring ("Restructuring") of the Partnership.

  The range of possibilities for a Restructuring is broad. Under all possible forms, however, all unitholders are expected to continue their respective proportionate participation in the earnings of the Partnership's business, although they may be subject to different taxing regimes. Under several possible forms, however, different unitholders may participate through different entities. Management believes that it is likely that Non-Public Partners (which term generally includes MetLife, RTI and other unitholders that have contributed appreciated property to the Partnership as a result of an acquisition by the Partnership) would hold their interests through a private partnership where distributions to owners would not be subject to entity level tax. Management also believes that it is likely that Public Partners (which generally includes all unitholders other than Non-Public Partners) would participate through an entity that is taxable as a corporation.

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

  The General Partner is obligated, in determining the form of any Restructuring, to seek to accomplish certain objectives in a specified order of priority. These objectives include: (i) to prevent MetLife (as successor to the interests of New England Mutual), and any other partners that may have contributed appreciated property to the Partnership, from recognizing taxable gain as a result of a Change of Tax Status of the Partnership; (ii) to prevent, to the extent reasonably practicable, the interests of MetLife and other Non-Public Partners from being subject, directly or indirectly, to corporate-level federal income taxes; (iii) to preserve, to the extent reasonably practicable, a public market for the Public Partners' interests in the Partnership (or successor or affiliated entity) following a Change of Tax Status or Restructuring; and (iv) to preserve, to the extent reasonably practicable, the ability of Non-Public Partners to dispose of all or part of their interests in the Partnership (or a successor or affiliated entity that has publicly tradable interests) in the public market.

  The General Partner may seek to accomplish the foregoing objectives through a variety of actions, including without limitation the transfer of business assets of the Partnership to existing or new affiliated entities, the mandatory exchange of units for interests in such affiliated entities and, as discussed above, the imposition of restrictions on the transferability of interests in the Partnership or affiliates of the Partnership, provided that no Restructuring may subject a unitholder to liability to Partnership creditors without such unitholder's consent. There can be no assurance that a Restructuring would in fact achieve any of the Partnership objectives. The Partnership Agreement expressly provides that the General Partner has the power, authority and discretion to effect a Restructuring resulting in benefits to some but not all Partners (including benefits to the General Partner and its affiliates) and disadvantageous consequences to one or more Partners. In addition, the Partnership Agreement relieves the General Partner and its affiliates from any fiduciary or other duties to the Partnership or any other Partner for any actions taken or omitted by the General Partner in good faith with respect to a Restructuring.

  The General Partner may commence or effect a Restructuring at any time. However, unless it believes that a Change of Tax Status would otherwise occur prior to January 1, 1998, no Restructuring may be effected which will, prior to December 31, 1997: (i) restrict the transferability of units held by the public; (ii) cause the Partnership to be subject to corporate-level tax; or
(iii) limit the access of Non-Public Partners to the public trading market for the units.

  For further information regarding a possible Restructuring, see Note 6 of the Notes to the Consolidated Financial Statements of the Partnership included in Item 8.

THE MERGER OF NEW ENGLAND MUTUAL AND METROPOLITAN LIFE

  In August 1995, New England Mutual announced an agreement to merge (the "Merger") with MetLife, with MetLife the surviving entity. The Merger, which was subject to various policyholder and regulatory approvals, took place on August 30, 1996. Incident to the Merger, New England Mutual's ownership interests in NEIC and the General Partner were transferred to MetLife, and MetLife assumed the various contractual obligations of New England Mutual to NEIC and the Firms.

  The transfer of New England Mutual's interest in NEIC to MetLife incident to the Merger caused a technical termination and reconstitution of NEIC as a partnership for federal income tax purposes. Management expects to make certain tax elections and adopt certain tax conventions and interpretations, or take other actions, which are intended to provide public unitholders with all or a substantial portion of the benefits of tax amortization that they would have enjoyed if the termination had not occurred.

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

  Competition. The Partnership may experience losses in assets under management due to the highly competitive nature of its business. The performance of accounts managed by the Partnership's Firms as compared to the performance of competitors' accounts or the market generally, the abilities and reputations of Partnership's Firms and the relative attractiveness of the types of investment products, philosophies and strategies offered by Partnership's firms impact the Partnership's ability to increase and retain assets under management.

  Regulatory and Legal Factors. The Partnership's business may be affected by developments or changes in the regulation of its Firms or its Firms' clients or other legal developments.

  Tax Considerations. Tax benefits, if any, resulting from the classification of the Partnership as a partnership depend on many circumstances that are beyond the Partnership's control. Changes in the law, any termination of the tax status of the Partnership (technical or otherwise), certain transfers of units and certain changes in the market price of units all are occurrences, among others, that may affect the Partnership's results or taxable income reported to unitholders. The Partnership's status as a limited partnership for federal income tax purposes is currently scheduled to expire at the end of 1997.

  Possible Future Restructuring. As discussed under "Possible Future Restructuring of the Partnership," the Partnership anticipates that it will undertake a restructuring of the interests of unitholders to address the scheduled expiration of the Partnership's grandfathered tax status on December 31, 1997. The final form of a restructuring will affect the nature of a public unitholder's interest in the Partnership, and numerous tax and other attributes of holding interests in the Partnership. See also Note 6 of the Notes to the Consolidated Financial Statements of the Partnership included in Item 8.

ITEM 2. PROPERTIES.

  The Partnership and Firms collectively occupy approximately 475,000 square feet of leased space in a number of locations in major U.S. cities including Boston, Massachusetts, New York, New York and Chicago, Illinois.

ITEM 3. LEGAL PROCEEDINGS.

  As previously disclosed, on June 7, 1996, the California Ironworkers Field Pension Trust, and several related trusts (the "Trusts"), filed suit against the Partnership's subsidiary, Loomis, Sayles & Company, L.P. ("Loomis Sayles") in the U.S. District Court for the Central District of California (Western Division) alleging violation of investment guidelines and breach of fiduciary duty under ERISA with respect to the purchase of certain securities for the account of the Trusts. On March 3, 1997, the Court granted the motion of Loomis Sayles to dismiss certain of the causes of action of the plaintiff and to strike the plaintiff's request for punitive damages.

The suit seeks money damages in excess of $20 million representing lost principal, together with amounts representing loss of investment income. Loomis Sayles believes that it has meritorious defenses and intends to vigorously contest both allegations of liability and damages. Management believes that this claim will not have a material adverse effect on the Partnership's results of operations or financial condition.

  The Partnership and the Firms are from time to time involved in various legal proceedings and claims arising in the conduct of their investment businesses. These include potential claims against Loomis Sayles resulting from client dissatisfaction with losses from an option overwrite program. No litigation has been commenced in this regard. Management believes that these claims and other claims and legal proceedings will not have a material adverse effect on the Partnership's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matter was submitted to a vote of unitholders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

 UNIT INFORMATION

  The Partnership's units are listed on the New York Stock Exchange under the symbol "NEW." High and low sales prices for the units together with distributions declared for the years ended December 31, 1996 and 1995 were as follows:

                                                                   DISTRIBUTIONS
   1996                                             HIGH     LOW     DECLARED
   ----                                            ------- ------- -------------
     First Quarter................................ $24 1/4   $21       $0.48
     Second Quarter...............................  23 7/8  21 1/2      0.51
     Third Quarter................................  25 3/4  21 1/2      0.53
     Fourth Quarter...............................  26      24          0.53
                                                                   DISTRIBUTIONS
   1995                                             HIGH     LOW     DECLARED
   ----                                            ------- ------- -------------
     First Quarter................................ $18 3/8 $15 3/8     $0.42
     Second Quarter...............................  18 3/4  16 1/4      0.44
     Third Quarter................................  22 3/8  18 1/2      0.44
     Fourth Quarter...............................  21 3/8  20          0.48

  On February 28, 1997, the closing price of the units on the New York Stock Exchange was $24 5/8 per unit. As of such date, the Partnership had approximately 500 unitholders of record and approximately 4,000 beneficial owners of units.

  On May 9, 1996, the Partnership issued 444,500 units in payment of a portion of the purchase price in the acquisition of the business of Vaughan, Nelson, Scarborough & McConnell, Inc. The units were issued to the seller of the acquired business in a transaction that was exempt from registration pursuant to Rule 506 under the Securities Act of 1933, as amended (the "Securities Act").

  On December 10, 1996, the Partnership issued 391,581 units in payment of a portion of the purchase price in the acquisition of the business of Aldrich, Eastman & Waltch, L.P. The units were issued to the seller of the acquired business in a transaction that was exempt from registration pursuant to Rule 506 under the Securities Act.

  On January 3, 1997, the Partnership issued 2,260,900 units in payment of a portion of the purchase price in the acquisition of the business of Jurika and Voyles, Inc. The units were issued to the seller of the acquired business in a transaction that was exempt from registration pursuant to Rule 506 under the Securities Act.

DISTRIBUTION POLICY

  The Partnership currently distributes to unitholders operating cash flow not required for normal business operations and working capital needs, including support of the Partnership's growth strategy. Management defines operating cash flow as net income adjusted for restricted unit plan compensation, amortization of intangible assets and non-recurring items. Management does not consider capital gains as part of operating cash flow.

  The following calculation of operating cash flow per unit should be read in conjunction with the Consolidated Financial Statements of the Partnership, and the Notes thereto, included in Item 8. See also Note 3 regarding the determination of net income per unit.

                                                                 FOR THE YEARS
                                                                     ENDED
                                                                 DECEMBER 31,
                                                                 --------------
                                                                  1995    1996
                                                                 ------  ------
     Net income per unit.......................................  $ 1.73  $ 1.88
      Add: Amortization of intangible assets (1)...............    0.44    0.60
      Less: Capital gains......................................   (0.14)  (0.12)
                                                                 ------  ------
     Operating cash flow per unit..............................  $ 2.03  $ 2.36
                                                                 ======  ======
     Distributions declared per unit...........................  $ 1.78  $ 2.05
                                                                 ======  ======
     Weighted average units outstanding (in thousands) (2).....  33,824  41,490
                                                                 ======  ======

--------
(1) Amortization of intangible assets is a non-cash expense and does not reduce amounts available for cash distributions to unitholders.
(2) Includes the dilutive effect of 1,941,000 units in 1995 and 5,939,000 units in 1996 assumed outstanding from the deferred purchase consideration resulting from the acquisition of Harris.

  Operating cash flow per unit should not be construed as an alternative to net income per unit or as an alternative to cash flow from operating activities as reported in the consolidated statement of cash flows in the audited financial statements.

  The board of directors of the General Partner typically declares distributions at its meeting during the last month of the quarter to which the distribution relates, payable to unitholders of record on the last day of the quarter. Following any Restructuring (see Item 1, "Possible Future Restructuring of the Partnership"), it is likely that the distribution policy would be reviewed.

ITEM 6. SELECTED FINANCIAL DATA.

 Selected Historical Financial Data

  The following historical financial data should be read in conjunction with the historical financial statements of the Partnership, and the notes thereto.

                                FOR THE YEARS ENDED DECEMBER 31,
                          -----------------------------------------------------
                            1992        1993        1994        1995     1996
                          --------    --------    --------    -------- --------
                              (IN THOUSANDS, EXCEPT PER UNIT DATA)
STATEMENT OF INCOME
 DATA:
Revenues................  $153,784    $178,720    $234,034    $280,258 $392,651
Expenses................    86,324     146,343     204,009(4)  225,953  319,570
                          --------    --------    --------    -------- --------
Income before income
 taxes..................    67,460      32,377      30,025      54,305   73,081
Income tax expense......    27,500      16,705       1,100       1,555    2,857
                          --------    --------    --------    -------- --------
Net income..............  $ 39,960    $ 15,672    $ 28,925    $ 52,750 $ 70,224
                          ========    ========    ========    ======== ========
Distributions declared..  $ 20,000(1) $ 25,596(1) $ 53,745    $ 59,527 $ 77,279
                          ========    ========    ========    ======== ========
Net income per unit.....       n/m(2) $   0.43    $   1.13    $   1.73 $   1.88
                          ========    ========    ========    ======== ========
Distributions declared
 per unit...............       n/m(2) $   1.56(1) $   1.68    $   1.78 $   2.05
                          ========    ========    ========    ======== ========
Weighted average units
 outstanding............       n/m(2)      n/m(2)   31,992      33,824   41,490
                          ========    ========    ========    ======== ========
                                        AT DECEMBER 31,
                          -----------------------------------------------------
                            1992        1993        1994        1995     1996
                          --------    --------    --------    -------- --------
                                         (IN THOUSANDS)
BALANCE SHEET DATA:
Current assets..........  $ 58,617    $ 85,210    $ 62,595    $100,485 $123,036
Intangible assets.......     1,270     159,105     149,123     355,122  527,765
Total assets............   106,117     295,355     478,399     520,873  721,658
Notes payable...........       --          --          --       80,919  118,334
Deferred purchase con-
 sideration.............       --          --          --       41,000  144,027
Total liabilities.......    83,461      63,894     267,683     211,850  393,394
Partners' capital.......    22,656     231,461     210,716     309,023  328,264
ASSETS UNDER MANAGEMENT
 (in billions)(3).......  $  49.5B    $  55.2B    $  56.6B    $  77.1B $ 100.3B

--------
(1) Distributions declared for 1992 and 1993 represent those of Reich & Tang prior to its acquisition and by the Partnership thereafter.
(2) Not meaningful as the acquisition of Reich & Tang took place in September 1993.
(3) Includes all assets under management of CGM in which, as of December 31, 1996, the Partnership held a 50% limited partnership interest.
(4) Includes a charge of $15.3 million for the purchase of securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

 General

  Any statements in this report that are not historical facts are intended to fall within the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the risks and uncertainties associated with the Partnership and its business, economic and market conditions prevailing from time to time, the possible restructuring of the Partnership and the application and interpretation of federal and state tax laws and regulations, all of which are subject to material changes and which may cause actual results to vary materially from what had been anticipated. Certain factors that affect the Partnership have been described in other portions of this report, particularly under Item 1, "Business--Forward-Looking Statements" and "--Possible Future Restructuring of the Partnership," and include factors such as conditions affecting fee revenues, reliance on key personnel, competition, regulatory and legal matters, and tax considerations. Readers are encouraged to review these factors carefully.

  Summary financial information of the Partnership follows:

                                            FOR THE YEARS ENDED DECEMBER 31,
                                         --------------------------------------
                                             1994         1995         1996
                                         ------------ ------------ ------------
                                         ( IN THOUSANDS, EXCEPT PER UNIT DATA)
   Total revenues......................  $    234,034 $    280,258 $    392,651
   Total expenses......................       189,809      227,508      322,427
                                         ------------ ------------ ------------
   Income before support charge........        44,225       52,750       70,224
   Mutual fund support charge (Note
    13)................................        15,300          --           --
                                         ------------ ------------ ------------
   Net income..........................  $     28,925 $     52,750 $     70,224
                                         ============ ============ ============
   Net income per unit.................  $       1.13 $       1.73 $       1.88
                                         ============ ============ ============
   Distributions declared per unit.....  $       1.68 $       1.78 $       2.05
                                         ============ ============ ============
   Operating cash flow (1).............  $     57,627 $     68,682 $     98,111
                                         ============ ============ ============
   Operating cash flow per unit(1).....  $       1.78 $       2.03 $       2.36
                                         ============ ============ ============
   Weighted average units outstanding..        31,992       33,824       41,490
                                         ============ ============ ============

--------
(1) Operating cash flow represents net income adjusted for restricted unit plan compensation, amortization of intangibles and non-recurring items. Operating cash flow per public unit ("operating cash flow per unit") should not be construed as an alternative to net income per unit or cash flow from operating activities.

 Statement of Income for 1996 Compared to 1995

  Net income of $70.2 million in 1996 increased $17.4 million as compared to net income of $52.8 million in 1995. Net income per unit of $1.88 in 1996 increased $0.15 compared to 1995. The increase primarily reflects a significant increase in assets under management in 1996. The acquisition of Harris Associates L.P. ("Harris") was completed on September 29, 1995 and the results of Harris have been included with those of the Partnership since that date. See Note 4 of Notes to Consolidated Financial Statements.

  Management and advisory fees of $341.3 million for 1996, which includes institutional, private accounts and mutual fund revenues, increased $101.2 million as compared to $240.1 million for 1995. Included in the 1996 results are Harris fees totaling $81.4 million as compared to $16.3 million for three month period ended December 31, 1995. Excluding Harris, fees increased $36.1 million (or 16%) primarily reflecting growth in assets under management. Institutional and private accounts increased $45.4 million as compared to 1995. Excluding Harris, institutional and private account revenues increased $21.6 million or 13% reflecting increases in assets under management. Mutual fund revenues increased $55.8 million as compared to 1995. Excluding Harris, mutual fund revenues increased $14.5 million or 25% resulting from growth in the equity and money market accounts.

  Other revenues and interest income of $46.3 million for 1996 increased $10.9 million from $35.4 million for the same period last year. The increase results from additional Harris fees of $7.2 million (including incentive performance fees) and increased interest income of $2.9 million from higher average cash balances.

  A $5.0 million gain on the partial sale of the Partnership's interest in its affiliate, Capital Growth Management Limited Partnership ("CGM"), was realized during the first quarter of 1996 as compared to $4.7 million for the same period last year. This transaction completes the agreement with management of CGM to reduce the Partnership's ownership interest to 50%.

  Compensation and benefits of $190.0 million for 1996 increased $58.8 million compared to 1995 and consists of 55% base compensation and 45% variable compensation. This expense includes an increase in variable compensation of $35.1 million, resulting from higher incentive payments based on subsidiary profitability, portfolio performance and sales growth. Base compensation and benefits also increased $23.7 million of which $9.3 million resulted from Harris, and a restructuring charge ($2.4 million net of taxes) resulting from the acquisition of Aldrich, Eastman & Waltch, L.P. and the combination of its operations with those of Copley Real Estate Advisors. Restructuring costs incurred by Aldrich, Eastman & Waltch, L.P. are paid by it.

  Restricted unit plan expense of $7.6 million for 1996 increased $1.8 million from the same period last year reflecting the immediate vesting of substantially all restricted units effective with the merger of New England Mutual Life Insurance Company with Metropolitan Life Insurance Company.

  Amortization of intangibles of $25.3 million for 1996 increased $10.5 million from 1995 due primarily to the acquisition of Harris.

  Interest expense of $8.7 million for 1996 increased $3.4 million from 1995 reflecting interest on the notes payable. Interest expense of $5.3 million for 1995 includes interest on securities sold under agreements to repurchase, which were sold by July of 1995.

  Other expense of $71.4 million for 1996 increased $16.9 million from the same period last year. The increase results from higher general and administrative expenses associated with expanded business activities and the inclusion of Harris.

 Statement of Income for 1995 Compared to 1994

  Net income of $52.8 million or $1.73 per unit in 1995 increased $23.8 million (or 53% per unit) as compared to net income of $28.9 million or $1.13 per unit in 1994. The increase primarily reflects a $19.7 billion increase in assets under management in 1995. Included in the 1994 results was a charge of $15.3 million relating to the purchase of securities associated with the Partnership's support of three mutual funds advised by one of its subsidiaries. Included in the 1995 increase in assets under management is $7.9 billion which resulted from the September 29, 1995 acquisition of Harris.

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

  Other revenues and interest income of $35.4 million in 1995 increased $10.0 million as compared to $25.4 million in 1994 due to interest income and the gain on securities which together totaled $4.8 million, higher transfer agency fees and sales commissions.

  A $4.7 million gain on the partial sale of the Partnership's interest in its affiliate, CGM, was realized during the first quarter of 1995 in accordance with an agreement with CGM management to increase its ownership interest.

  Compensation and benefits of $131.1 million in 1995 increased $22.8 million (or 21%) as compared to $108.3 million in 1994. The increase reflects total compensation of $8.4 million for Harris recorded in the fourth quarter of 1995, increased variable compensation of $7.9 million due to subsidiary profitability, portfolio performance and sales growth, and higher base compensation and benefits resulting from annual salary and staffing increases at certain advisory offices.

  Restricted unit plan compensation of $5.8 million in 1995 decreased $1.4 million or 19% as compared to $7.2 million in 1994 due to a shorter initial vesting period of units in 1994 as compared to 1995.

  Amortization of intangible assets of $14.8 million in 1995 increased $3.8 million from $11.0 million in 1994 due to the acquisition of Harris on September 29, 1995.

  Interest expense of $5.3 million in 1995 increased $3.6 million from $1.7 million in 1994. The increase results from interest of $1.2 million on promissory notes issued to fund a portion of the purchase price in the acquisition of Harris and interest on repurchase agreements of $2.4 million.

  Other expenses of $54.4 million in 1995 increased $6.5 million compared to $47.9 million in 1994. The increase results from higher general and administrative expenses associated with expanded business activities and the addition of Harris for the fourth quarter of 1995.

 Capital Resources and Liquidity

  Operating cash flow not required for normal business operations and working capital needs or growth strategies is generally distributed to unitholders each quarter. Distributions to unitholders are typically declared during the last month of calendar quarters. In 1996, the Partnership raised its distribution twice and declared $2.05 per unit in distributions, up 15% from $1.78 in 1995. The Partnership has the ability to make distributions in excess of net income, due to non-cash amortization. For 1996, distributions paid to unitholders were $75.1 million as compared to $55.0 million in 1995.

  Cash and cash equivalents at December 31, 1996 of $49.9 million increased $15.5 million as compared to December 31, 1995. Increased cash resulting from higher net income and amortization of intangibles contributed to the growth in cash and cash equivalents. The $110 million proceeds from the notes payable issued in early 1996 was used to repay the $80.9 million in promissory notes issued in conjunction with the Harris acquisition and the balance was used, together with available working capital, to fund 1996 acquisitions.

  The Partnership completed the Aldrich, Eastman & Waltch acquisition on December 10, 1996, and the Jurika & Voyles acquisition effective January 1, 1997. The cash portion of the purchase prices for these transactions was approximately $95.5 million and was funded from available cash and an advance on the Partnership's $185.0 million available lines of credit. The $185.0 million credit lines include a $165.0 million revolving credit agreement which the Partnership entered into in October 1996 for a five year term.

  On April 2, 1997, the Partnership will make an additional payment of approximately $144.0 million for the Harris acquisition, to be paid in units, cash or a combination thereof (see Note 4 of Notes to Consolidated Financial Statements). The cash portion of this payment is expected to be funded from available borrowings.

  The Partnership has various contingent purchase payment obligations, depending upon the attainment of certain revenue targets through 1999, resulting from the acquisitions of Aldrich, Eastman & Waltch, L.P. and Jurika & Voyles, Inc. (see Note 4 of Notes to Consolidated Financial Statements). Such obligations are not expected to have a material impact on the capital resources of the Partnership.

 Assets Under Management

  Assets under management follow:

                                                              AT DECEMBER 31,
                                                             ------------------
                                                             1994  1995   1996
                                                             ----- ----- ------
                                                               (IN BILLIONS)
   Institutions:
     Fixed income and equity................................ $39.3 $50.2 $ 60.7
     Real estate assets.....................................   2.1   2.3    5.3
   Mutual funds.............................................  12.8  20.3   25.0
   Private accounts and other...............................   2.4   4.3    9.3
                                                             ----- ----- ------
       Total................................................ $56.6 $77.1 $100.3
                                                             ===== ===== ======

  At December 31, 1996, assets under management were $100.3 billion, an increase of $23.2 billion (or 30%) as compared to $77.1 billion at December 31, 1995. Acquisitions completed in 1996 and early 1997, including Jurika & Voyles, which was effective on January 1, 1997, contributed $11.3 billion of this increase. Excluding acquisitions, assets under management increased $11.9 billion (or 15%) as compared to December 31, 1995. This increase resulted primarily from growth in institutional fixed income and equity accounts of 13% and mutual funds of 22%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                     NEW ENGLAND INVESTMENT COMPANIES, L.P.
                           CONSOLIDATED BALANCE SHEET

                                                               AT DECEMBER 31,
                                                              -----------------
                                                                1995     1996
                                                              -------- --------
                                                               (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................. $ 34,385 $ 49,914
  Accounts receivable........................................   54,403   66,430
  Other......................................................   11,697    6,692
                                                              -------- --------
    Total current assets.....................................  100,485  123,036
Intangible assets............................................  355,122  527,765
Fixed assets.................................................   17,167   19,236
Other assets.................................................   48,099   51,621
                                                              -------- --------
    Total assets............................................. $520,873 $721,658
                                                              ======== ========
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable and accrued expenses...................... $ 24,774 $ 38,651
  Accrued compensation and benefits..........................   29,541   43,612
  Distribution payable.......................................   17,950   20,084
                                                              -------- --------
    Total current liabilities................................   72,265  102,347
Deferred compensation, benefits and other....................   17,666   28,686
Notes payable................................................   80,919  118,334
Deferred purchase consideration..............................   41,000  144,027
                                                              -------- --------
    Total liabilities........................................  211,850  393,394
Contingent liabilities (Note 8)
Partners' capital............................................  309,023  328,264
                                                              -------- --------
    Total liabilities and partners' capital.................. $520,873 $721,658
                                                              ======== ========

          See accompanying Notes to Consolidated Financial Statements.

                     NEW ENGLAND INVESTMENT COMPANIES, L.P.
                        CONSOLIDATED STATEMENT OF INCOME

                                             FOR THE YEARS ENDED DECEMBER 31,
                                          --------------------------------------
                                              1994         1995         1996
                                          ------------ ------------ ------------
                                           (IN THOUSANDS, EXCEPT PER UNIT DATA)
REVENUES
  Management and advisory fees........... $    203,889 $    240,123 $    341,345
  Other revenues and interest income.....       25,399       35,423       46,318
  Gain on partial sale of affiliate......        4,746        4,712        4,988
                                          ------------ ------------ ------------
                                               234,034      280,258      392,651
                                          ------------ ------------ ------------
EXPENSES
  Compensation and benefits..............      108,286      131,155      189,986
  Restricted unit plan compensation......        7,187        5,843        7,598
  Amortization of intangibles............       10,961       14,801       25,277
  Occupancy and equipment................       12,717       14,418       16,601
  Interest expense.......................        1,705        5,301        8,728
  Mutual fund support charge.............       15,300          --           --
  Other..................................       47,853       54,435       71,380
                                          ------------ ------------ ------------
                                               204,009      225,953      319,570
                                          ------------ ------------ ------------
Income before income taxes...............       30,025       54,305       73,081
  Income tax expense.....................        1,100        1,555        2,857
                                          ------------ ------------ ------------
Net income............................... $     28,925 $     52,750 $     70,224
                                          ============ ============ ============
Net income per unit (Note 3)............. $       1.13 $       1.73 $       1.88
                                          ============ ============ ============
Weighted average units outstanding.......       31,992       33,824       41,490
                                          ============ ============ ============

          See accompanying Notes to Consolidated Financial Statements.

                     NEW ENGLAND INVESTMENT COMPANIES, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                            FOR THE YEARS ENDED DECEMBER 31,
                                           ------------------------------------
                                              1994         1995         1996
                                           -----------  -----------  ----------
                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................  $    28,925  $    52,750  $   70,224
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Amortization of intangible assets....       10,961       14,801      25,277
    Restricted unit plan compensation....        7,187        5,843       7,598
    Mutual fund support charge...........       15,300          --          --
    Gain on partial sale of affiliate....       (4,746)      (4,712)     (4,988)
                                           -----------  -----------  ----------
      Subtotal...........................       57,627       68,682      98,111
    Depreciation and amortization........        4,527        5,446       5,131
    Equity in earnings of partnerships...       (8,662)      (9,543)    (11,252)
    Cash distributions from partner-
     ships...............................        7,741        8,619      10,521
    Increase in accounts receivable and
     other assets........................      (14,872)     (13,291)     (1,727)
    Gain on sale and accretion of dis-
     count on securities.................          --        (3,545)        --
    Increase in accounts payable and
     other liabilities...................        6,307       11,741      22,587
                                           -----------  -----------  ----------
  Net cash provided by operating activi-
   ties..................................       52,668       68,109     123,371
                                           -----------  -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from partial sale of affili-
   ate...................................        4,746        4,712       4,988
  Acquisition payments, net of cash ac-
   quired................................          --        (6,653)    (61,018)
  Capital expenditures ..................       (5,494)      (5,840)     (5,748)
  Proceeds from sale (purchase) of secu-
   rities................................     (221,532)     209,551         --
                                           -----------  -----------  ----------
  Net cash provided by (used in) invest-
   ing activities........................     (222,280)     201,770     (61,778)
                                           -----------  -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable
   borrowings............................          --           --      110,000
  Repayment of notes payable borrowings..          --           --      (80,919)
  Proceeds (repayment) of repurchase
   agreements............................      197,365     (197,365)        --
  Distributions paid to unitholders......      (53,107)     (55,013)    (75,145)
                                           -----------  -----------  ----------
  Net cash provided by (used in) financ-
   ing activities........................      144,258     (252,378)    (46,064)
                                           -----------  -----------  ----------
  Net increase (decrease) in cash and
   cash equivalents......................      (25,354)      17,501      15,529
Cash and cash equivalents, beginning of
 year....................................       42,238       16,884      34,385
                                           -----------  -----------  ----------
Cash and cash equivalents, end of year...  $    16,884  $    34,385  $   49,914
                                           ===========  ===========  ==========
Cash paid during the year for interest...  $     1,226  $     5,241  $    6,937
Cash paid during the year for income tax-
 es......................................        1,122        2,150       2,873
Supplemental disclosure of non-cash
 transactions:
  Increase in intangible assets..........  $       --   $   216,000  $  137,750
  Increase in notes payable..............          --        79,738      10,000
  Increase in deferred purchase consider-
   ation.................................          --        41,000     103,027

          See accompanying Notes to Consolidated Financial Statements.

                     NEW ENGLAND INVESTMENT COMPANIES, L.P.
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                             TOTAL     PUBLIC   PRIVATE
                                           PARTNERS'  LIMITED   LIMITED   GENERAL
                                            CAPITAL   PARTNERS  PARTNERS  PARTNER
                                           ---------  --------  --------  -------
                                             (IN THOUSANDS, EXCEPT PER UNIT
                                                          DATA)
BALANCE AT DECEMBER 31, 1993 (2,734 Pub-
 lic,
 29,150 Private and 110 General Partner
 Units)................................... $231,461   $19,843   $210,823   $ 795
  Net income..............................   28,925     3,348     25,452     125
  Distributions declared ($1.68 per
   unit)..................................  (53,745)   (5,287)   (48,274)   (184)
  Unit sales/transfers....................      --      2,647     (2,647)    --
  Units retired...........................      (71)      --         (71)    --
  Restricted unit plan compensation.......    7,187       --       7,187     --
  Unrealized loss on securities...........   (3,041)     (316)    (2,715)    (10)
                                           --------   -------   --------   -----
BALANCE AT DECEMBER 31, 1994 (3,095
 Public,
 28,785 Private and 110 General Partner
 Units)...................................  210,716    20,235    189,755     726
  Net income..............................   52,750     6,171     46,385     194
  Distributions declared ($1.78 per
   unit)..................................  (59,527)   (6,397)   (52,935)   (195)
  Units issued............................   96,325       --      96,325     --
  Unit sales/transfers....................      --      2,345     (2,345)    --
  Units retired...........................     (216)      (26)      (190)    --
  Restricted unit plan compensation.......    5,843       --       5,843     --
  Other...................................       91        10         81     --
  Reduction in unrealized loss on
   securities.............................    3,041       316      2,715      10
                                           --------   -------   --------   -----
BALANCE AT DECEMBER 31, 1995 (3,397
 Public,
 33,889 Private and 110 General Partner
 Units)...................................  309,023    22,654    285,634     735
  Net income..............................   70,224     7,511     62,486     227
  Distributions declared ($2.05 per
   unit)..................................  (77,279)   (7,503)   (69,551)   (225)
  Units issued............................   20,608       --      20,608     --
  Unit sales/transfers....................      --      3,571     (3,571)    --
  Units retired...........................   (1,910)     (134)    (1,776)    --
  Restricted unit plan compensation.......    7,598       --       7,598     --
                                           --------   -------   --------   -----
BALANCE AT DECEMBER 31, 1996 (3,819 Pub-
 lic,
 34,263 Private and 110 General Partner
 Units)................................... $328,264   $26,099   $301,428   $ 737
                                           ========   =======   ========   =====

          See accompanying Notes to Consolidated Financial Statements.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION

  New England Investment Companies, L.P. ("NEIC" or the "Partnership") is an investment manager that offers a broad array of investment management products and styles across a wide range of asset categories to institutions and individuals. The general partner of NEIC is a wholly owned subsidiary of Metropolitan Life Insurance Company (see Note 9) which also owned approximately 52% of the limited partnership units outstanding after the acquisition of Jurika & Voyles, Inc., which was effective on January 1, 1997 (see Note 4).

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation. The consolidated financial statements include the accounts of the Partnership and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

  Cash Equivalents. Cash equivalents include financial instruments purchased with an original maturity of three months or less.

  Intangible Assets. Intangible assets include both the portion of the purchase price of acquisitions accounted for under the purchase method allocated to investment advisory contracts and the portion in excess of the fair value of net assets acquired which is recorded as goodwill. Investment advisory contracts are amortized over periods ranging from 9 to 24 years. Goodwill is amortized over 30 years. Intangible assets are presented net of accumulated amortization of $29,067,000 and $54,344,000 at December 31, 1995 and 1996, respectively.

  The carrying value and amortization period of intangible assets are evaluated periodically to determine whether current events and circumstances warrant adjustment. At December 31, 1996, no impairment of intangible assets has occurred. If impairment of intangible assets had occurred, the carrying value of the assets or their estimated useful lives would be reduced as warranted.

  Depreciation and Amortization. Fixed assets are stated at cost and are depreciated or amortized over 3 to 12 years using the straight-line and accelerated methods. Leasehold improvements are amortized using the straight-line method over the life of the respective lease. Additions and improvements are capitalized and repair and maintenance costs are expensed as incurred.

  Fair Value of Financial Instruments. The fair value of financial instruments approximates carrying value.

  Net Capital Requirements. Certain subsidiaries are subject to broker dealer net capital requirements. At December 31, 1996, each subsidiary was in compliance with its actual capital requirement.

  Management and Advisory Fees. Management and advisory fees are recognized as services are rendered and are based primarily on a percentage of assets under management. Commissions on mutual fund sales are recognized as income on the trade date.

  Use of Estimates. The preparation of the Partnership's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent liabilities at the date of the financial statements.

  Reclassifications. Certain amounts in prior year financial statements have been reclassified to conform with the 1996 presentation.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.

NOTE 3--NET INCOME PER PUBLICLY HELD UNIT

  Net income per publicly held unit ("net income per unit") and weighted average units outstanding follow:

                                            FOR THE YEARS ENDED DECEMBER 31,
                                         --------------------------------------
                                             1994         1995         1996
                                         ------------ ------------ ------------
                                          (IN THOUSANDS, EXCEPT PER UNIT DATA)
   Net income..........................  $     28,925 $     52,750      $70,224
   Restricted unit plan compensa-
    tion(1)............................         7,187        5,843        7,598
                                         ------------ ------------ ------------
   Income available for allocation.....  $     36,112 $     58,593 $     77,822
                                         ============ ============ ============
   Net income per unit.................  $       1.13 $       1.73 $       1.88
                                         ============ ============ ============
   Actual weighted average units out-
    standing...........................        31,992       31,883       37,692
   Units assumed outstanding to settle
    deferred purchase consideration....           --         1,941        3,798
                                         ------------ ------------ ------------
   Weighted average units outstanding..        31,992       33,824       41,490
                                         ============ ============ ============

(1) Public unitholders bear no expense of the plan as such costs are allocated exclusively to MetLife and Reich & Tang, Inc. (see Note 10).

  Weighted average units outstanding include the dilutive effect of 5,939,000 units assumed outstanding from the deferred purchase consideration of $144,027,000 at December 31, 1996 resulting from the acquisition of Harris (see Note 4). The deferred purchase consideration will be settled in April 1997 in either units, cash or a combination thereof based on selection by the seller's partners. Accordingly, the actual number of units issued could be substantially lower than the units assumed outstanding in the calculation of net income per unit. Actual units outstanding were 31,990,000, 37,396,000 and 38,192,000 at December 31, 1994, 1995, and 1996, respectively.

NOTE 4--ACQUISITIONS

 Harris Associates L.P.

  On September 29, 1995, the Partnership acquired certain assets and assumed certain liabilities of Harris Associates L.P. ("Harris"), an investment management company. The acquisition was accounted for under the purchase method of accounting. The excess purchase price over acquired net tangible assets was $219.0 million. The purchase price included 5,366,898 of newly issued units totaling $95.3 million and notes payable of $79.7 million. An additional payment of $144.0 million will be made in April 1997, also in units, cash or a combination thereof (based on selection by the seller's partners), as a purchase price adjustment based upon a multiple of 1996 qualifying revenues. Intangible assets, including goodwill of $117.0 million, are being amortized over periods ranging from 9 to 30 years on a straight line basis. Results of operations of Harris have been included in the consolidated statement of income beginning October 1, 1995.

 AEW Capital Management, L.P.

  On December 10, 1996, the Partnership acquired certain assets and assumed certain liabilities of Aldrich, Eastman & Waltch, L.P. ("Aldrich Eastman") a real estate investment advisory firm. These operations were combined with those of the Partnership's real estate advisory subsidiary, Copley Real Estate Advisors, Inc. ("Copley"), to form a new firm named AEW Capital Management, L.P. ("AEW Capital"). The acquisition was accounted for under the purchase method of accounting. The excess purchase price over acquired net tangible assets was $73.2 million. The purchase price included $52.5 million in cash, 391,581 in newly-issued units totaling $10.0 million and a $5.0 million three-year amortizing note. In addition, up to $35.0 million in cash may be paid over the three year period following the acquisition depending upon attainment of certain post-closing revenue levels. A significant portion of the potential $35.0 million additional payment will be treated as additional purchase price if

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.

paid. The estimated useful life of the intangible assets is being determined by an independent valuation study. Results of operations of the acquired business are included in the consolidated statement of income beginning December 11, 1996.

 Jurika & Voyles, L. P.

  Effective January 1, 1997, the Partnership acquired certain assets and assumed certain liabilities of Jurika & Voyles, Inc., an investment management company. The excess purchase price over acquired net tangible assets was $98.0 million. The purchase price included $43.0 million in cash and 2,260,900 newly-issued units totaling $54.3 million. In addition, up to $15.0 million in cash and units may be paid over the three year period following the acquisition depending upon attainment of certain post-closing revenue levels. This additional payment, if made, will be treated as additional purchase price. The acquisition will be accounted for under the purchase method of accounting. The estimated useful life of the intangible assets is being determined by an independent valuation study. The results of Jurika & Voyles, L.P. ("Jurika & Voyles") are not included in the consolidated financial statements for the year ended December 31, 1996.

 Vaughan, Nelson, Scarborough & McConnell, L.P.

  On May 9, 1996, the Partnership acquired Vaughan, Nelson, Scarborough & McConnell ("VNSM"), an investment management company. The acquisition was accounted for under the purchase method of accounting.

  The pro forma, unaudited financial data shown below gives effect to the acquisitions as if they had occurred on January 1, 1995. Pro forma adjustments include the amortization of the intangible assets, financing costs and compensation expense. The pro forma financial data does not necessarily reflect the results of operations that would have been obtained had the acquisitions occurred on the assumed date, nor is the financial data necessarily indicative of the results of the combined entities that may be achieved for any future period.

                                                 1995               1996
                                          ------------------ ------------------
                                          (IN THOUSANDS, EXCEPT PER UNIT DATA)
   Revenues.............................. $          386,000 $          461,000
                                          ================== ==================
   Net income............................ $           56,000 $           76,500
                                          ================== ==================
   Net income per unit................... $             1.40 $             1.91
                                          ================== ==================
   Weighted average units outstanding....             44,121             44,121
                                          ================== ==================

NOTE 5--NOTES PAYABLE

  Notes payable includes $110,000,000 of senior notes that mature in January 2003 and have an effective interest rate of 7.06% including deferred debt issuance costs which are amortized to interest expense over the term of the senior notes. Two promissory notes were issued in 1996 for $5,000,000 each in connection with acquisitions. The first note matures January 1, 1998 with interest at 6.00% and the second note matures in three equal annual installments through December 1999 with interest currently at 6.16%.

  The Partnership entered into a $165,000,000 revolving credit agreement on October 28, 1996 for a five-year term subject to compliance with certain debt covenants. The interest rate is currently at LIBOR plus 40 basis points with an annual commitment fee on the unused line of credit of 12.5 basis points. Additionally, the Partnership has a $20,000,000 line of credit with a commercial bank at LIBOR plus 27 basis points with an annual commitment fee on the unused line of credit of 12.5 basis points. The partnership had no outstanding borrowings under the revolving credit or line of credit agreements at December 31, 1995 or 1996.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.

 Financial Covenants

  Under the terms of the senior notes and credit agreements, the Partnership is required to meet certain financial covenants including the maintenance of cash flow ratios, distributions and partners' capital. At December 31, 1996, the Partnership was in compliance with such financial covenants.

NOTE 6--TAX CONSIDERATIONS FOR UNITHOLDERS (UNAUDITED)

  Unitholders purchasing units in the open market after August 10, 1993 have been allocated amortization over fifteen years of a substantial portion of the purchase price of the units. Although the transfer of the interests of New England Mutual to MetLife incident to their merger (see Note 9) resulted in a technical termination of the Partnership for Federal income tax purposes, management expects to make certain tax elections and adopt certain tax conventions and interpretations, or take other actions, which are intended to provide public unitholders with all or a substantial portion of the benefits of tax amortization that they would have enjoyed if the termination had not occurred.

  The following example of this benefit assumes an individual purchased units during December 1995 and held them through December 31, 1996. This unitholder would have a convention purchase price, as defined in the Partnership Agreement of the Partnership, of $20.25 of which $19.25 is allocated to Internal Revenue Code Section 197 assets resulting in an income tax expense of $0.64 per unit, which is equal to 31% of the distribution. The estimated tax benefit for the year ended December 31, 1996 follows:

                                                                         PER
                                                                        UNIT
                                                                        -----
     Distributions declared for calendar year 1996.............         $2.05
     Allocation of estimated taxable income prior to tax amor-
      tization................................................. $ 2.89
     Less estimated tax amortization allocation ( 1/15 of
      $19.25)..................................................  (1.28)
                                                                ------
     Net taxable income........................................ $ 1.61
                                                                ======
     Estimated income tax (assumed 40% rate)...................          (.64)
                                                                        -----
     Distributions declared for calendar year 1996, net of in-
      come taxes...............................................         $1.41
                                                                        =====

  The tax basis of unitholders having a convention purchase price of $20.25 per unit at December 31, 1996 follows:

                                                                       PER
                                                                       UNIT
                                                                      ------
     Tax basis at January 1, 1996 (assumed convention purchase
      price).....................................................     $20.25
     Add 1996 taxable income (per above).........................       1.61
     Less 1996 distributions declared............................      (2.05)
                                                                      ------
     Tax basis at December 31, 1996..............................     $19.81
                                                                      ======

  Each year, a Schedule K-1 is sent to each unitholder identifying the unitholder's amortization tax benefit. Under federal tax law, each unitholder is required to pay tax on the unitholder's allocable share of the Partnership's income regardless of the amount of distributions made by the Partnership. As individual tax situations may vary, holders and prospective purchasers of units are urged to consult their tax advisors.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.

  Under existing tax law, the Partnership would, effective January 1, 1998 (and in some circumstances earlier), no longer be treated as a partnership for federal income tax purposes. As a result, the Partnership and the ownership thereof is expected to be restructured prior to that date in accordance with the terms of the Partnership Agreement, which confers broad authority and absolute discretion on the General Partner to effect (or not to effect) a restructuring. See "Possible Future Restructuring of the Partnership" in Item 1 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

  Management currently expects that the Partnership will be restructured and that a possible form of restructuring would involve the public unitholders receiving stock of a newly public corporation in exchange for their units in the Partnership. The public corporation would also have as initial stockholders any private unitholders electing to exchange their units for stock of the corporation. The public corporation, which is expected to be under common control with the General Partner, would own the economic interests in the Partnership formerly held by the corporation's stockholders. The public corporation would not be expected to carry on any significant additional business. Thus, the public unitholders' economic participation in the Partnership would shift from direct participation as partners to indirect participation through a publicly traded corporation owning units in the Partnership.

  Assuming the foregoing restructuring, management expects that distributions received by stockholders of the public corporation will be made from an entity that will be subject to full corporate level taxation but such entity is expected to have available to it amortization deductions which will shelter some of its income from income taxation. The level of amortization deductions may depend on several circumstances, not all of which are within management's control. A significant portion of the Partnership's "Private" unitholders have the right to remain as limited partners of the Partnership following a restructuring, or to become stockholders of the public corporation. Distributions from the public corporation will in general be treated as dividends to public stockholders, except that distributions in excess of current or accumulated earnings and profits of the public corporation will be treated as a non-taxable return of capital to the extent of the stockholder's basis in his or her shares and thereafter as capital gain. Returns of capital will reduce basis, resulting in increased capital gain (or decreased capital loss) upon sale of the relevant shares. See also "Possible Future Restructuring of the Partnership" in Item 1 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

  The forward-looking statements contained in this Note should be considered in light of certain risks and uncertainties that may cause actual results to vary materially from what had been anticipated, including changes and uncertainties in the tax law; the possible extension of the grandfathered status of publicly traded partnerships, such as the Partnership, beyond December 31, 1997; management's further study of restructuring options and issues; the final form of a restructuring, if it is undertaken; receipt of any approvals or consents necessary or desirable to effect such a restructuring; the distribution policy of the Partnership (and, after a restructuring, the dividend policy of the publicly traded entity) in effect from time to time; the possible effect of certain transfers of units; results of operations of the Partnership; and changes in the market price of the Partnership's units.

NOTE 7--INCOME TAXES

  The Partnership's corporate subsidiaries account for income taxes using the liability method. No provision for federal income taxes is necessary for the Partnership and the majority of its subsidiaries because the tax effect of its operations accrues to and is reportable by the respective partners of the Partnership. The Partnership and some of its subsidiaries are subject to state and city taxes in various jurisdictions. The net deferred tax asset of $1,028,000 and $1,102,000 at December 31, 1995 and 1996 is included in other assets. Total income tax expense includes $924,000, $825,000 and $1,278,000 of partnership income tax expense, consisting primarily of state and local income taxes, and $176,000, $730,000 and $1,579,000 of corporate subsidiary income tax expense for the years ended December 31, 1994, 1995 and 1996, respectively. The Partnership's effective tax rate of 4%, 3% and 4% for the years ended December 31, 1994, 1995 and 1996, respectively, is low, due substantially to Partnership income not subject to income taxes.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.

NOTE 8--CONTINGENT LIABILITIES

  The Partnership is subject to legal proceedings and claims which have arisen in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions, if any, will not materially adversely affect the results of operations or financial condition of the Partnership.

  At December 31, 1996 one of the Partnership's subsidiaries held $21,000,000 in escrow on behalf of clients. As the Partnership does not have an economic interest in these funds, this amount is not included in the Consolidated Balance Sheet.

NOTE 9--THE MERGER OF NEW ENGLAND MUTUAL AND METROPOLITAN LIFE

  The merger of New England Mutual Life Insurance Company ("New England Mutual") with and into Metropolitan Life Insurance Company ("MetLife") became effective on August 30, 1996. Incident to the merger, both the ownership interest in the Partnership's limited partnership units and the 100% interest in the stock of the Partnership's General Partner formerly owned by New England Mutual were transferred to MetLife, which contributed such interests to a wholly-owned subsidiary immediately following the merger. The merger resulted in the immediate vesting of substantially all the Partnership's outstanding restricted units.

NOTE 10--INCENTIVE COMPENSATION, PENSION AND RETIREMENT PLANS

 Incentive Compensation

  The Partnership and each of its principal subsidiaries have incentive compensation plans which are generally dependent upon earnings, cash flow, individual performance and profit margins. In certain business units, the payments are deferred and therefore dependent on continued employment. In addition, the Partnership has special compensation programs for its portfolio managers which are based on the performance of the funds managed. Incentive compensation plan expense was $35,852,000, $49,772,000 and $84,902,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

 Restricted Unit Plan

  Under the Partnership's Restricted Unit Plan, awards are made from units contributed to the Partnership for the plan by New England Mutual (now MetLife) and Reich & Tang, Inc. (the "principal unitholders"). The cost of this non-cash compensation expense is fully allocated to the principal unitholders, with the public unitholders bearing no expense of this plan.

  Awards under the plan typically provide for vesting of units to participants over a four year period with approximately 20% vesting upon award. Compensation expense is recognized over the vesting period based on the market value of the units on the date they were awarded and was $7,187,000 in 1994, $5,843,000 in 1995 and $7,598,000 in 1996. All unvested units immediately vest upon a change in control of the Partnership (see also Note 9). Distributions paid on unvested units are included in compensation expense.

 1993 Equity Incentive Plan

  Options covering 278,500 and 405,986 units with weighted average exercise prices of $20.48 and $21.36, were outstanding at December 31, 1995 and 1996, respectively. An additional 300,000 options are issuable as of December 31, 1996. At December 31, 1996, 94,500 options were exercisable with a weighted average exercise price of $20.33. At December 31, 1996, outstanding options had a weighted average remaining life of approximately 9 years and have actual exercise prices ranging from $16.13 to $22.63. During the year ended December 31, 1996, 139,820 options with an exercise price of $22.63 were granted, 8,334 options with an exercise price of $16.13 were exercised and 4,000 options with an exercise price of $21.25 were forfeited.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.

  On January 1, 1996, the Partnership adopted the provisions of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," which provides the option of accounting for stock based compensation under the fair value method or under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." The Partnership continues to account for stock based compensation under the intrinsic value method and has not recognized any compensation expense for options granted in the years ended December 31, 1995 and 1996. The Partnership has determined that the impact of the fair value of stock based compensation is not significant.

 Defined Contribution Plans

  Effective January 1, 1995 the Partnership adopted a defined contribution plan for certain subsidiaries, which replaced a former retirement plan. Loomis Sayles & Company, L.P. ("Loomis Sayles") employees continue to have a separate defined benefit plan (see below). Retirement plan expense for the year ended December 31, 1994 and defined contribution plan expense for the years ended December 31, 1995 and 1996 were $1,533,000, $3,185,000 and $4,204,000, respectively.

 Defined Benefit Plan--Loomis Sayles

  Loomis Sayles sponsors a defined benefit funded pension plan covering substantially all of its employees. Loomis Sayles also sponsors a defined benefit unfunded (non-qualified) supplemental pension plan for certain employees who meet service, age, and base compensation requirements and who are elected into the plan.

  Net periodic pension income for the funded and unfunded plans for the years ended December 31 follows:

                                                      1994     1995     1996
                                                     -------  -------  -------
                                                         (IN THOUSANDS)
   Actual return on plan assets....................  $(1,750) $12,127  $10,393
   Amortization of deferred (gain) loss............    6,597   (6,977)  (4,707)
                                                     -------  -------  -------
     Expected return on plan assets................    4,847    5,150    5,686
   Service costs -- benefits earned................     (907)  (1,022)  (1,279)
   Interest cost on projected benefit obligations..   (2,563)  (2,745)  (2,972)
   Amortization of unrecognized net surplus at
    transition and plan amendments.................      608      444      360
   Amortization of excess cumulative difference....     (123)     (36)    (351)
                                                     -------  -------  -------
     Net periodic pension income...................  $ 1,862  $ 1,791  $ 1,444
                                                     =======  =======  =======
   Assumptions:
   Discount rate...................................     8.00%    7.25%    7.25%
   Increase in compensation levels.................     5.00%    5.00%    5.00%
   Long-term return on plan assets.................    10.50%   10.50%   10.50%

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.

The funded status of the plans at December 31 follows:

                                                 1995              1996
                                            ----------------  ----------------
                                            FUNDED    SUPP.   FUNDED    SUPP.
                                             PLAN     PLAN     PLAN     PLAN
                                            -------  -------  -------  -------
                                                    (IN THOUSANDS)
Actuarial present value of benefit obliga-
 tion:
Vested benefits............................ $33,202  $ 4,629  $37,936  $ 2,586
Non-vested benefits........................   1,129       27    1,224       --
                                            -------  -------  -------  -------
  Accumulated benefit obligation...........  34,331    4,656   39,160    2,586
Effect of anticipated future compensation
 levels....................................   3,200        6    3,462       --
                                            -------  -------  -------  -------
  Projected benefit obligation.............  37,531    4,662   42,622    2,586
 Plan assets at fair value.................  57,802       --   66,330       --
                                            -------  -------  -------  -------
  Plan assets in excess (less than) pro-
   jected benefit obligation...............  20,271   (4,662)  23,708   (2,586)
Unrecognized net loss......................   2,890    1,518    1,301     (950)
Unrecognized plan amendments...............   1,386     (150)   1,215     (103)
Unrecognized net overfunding at transi-
 tion......................................  (5,815)      --   (5,330)      --
Additional recognized pension liability....      --   (1,362)      --       --
                                            -------  -------  -------  -------
 Pension asset (liability)................. $18,732  $(4,656) $20,894  $(3,639)
                                            =======  =======  =======  =======

January 1, 1995 and 1996 were used to determine the various pension measurements, including plan assets and benefit obligations as of December 31, 1995 and 1996, respectively. Plan assets are invested primarily in Loomis Sayles mutual funds and affiliated investment funds.

 Post-Retirement Benefits

  Post retirement benefits such as contributory medical and dental coverage and life insurance coverage are provided by the Partnership. Post-retirement expense for the years ended December 31, 1994, 1995 and 1996 was $472,000, $459,000 and $450,000, respectively. Costs are funded as incurred. Accrued post-retirement benefits were $6,762,000 and $6,938,000 at December 31, 1995 and 1996, respectively.

NOTE 11--INVESTMENT IN AFFILIATE

  The Partnership held a 54% and 50% limited partner interest in Capital Growth Management Limited Partnership ("CGM") at December 31, 1995 and 1996, respectively, accounted for using the equity method because the Partnership does not have the ability to control CGM. CGM was obligated to purchase additional partnership interests from the Partnership until the Partnership's ownership interest was reduced to 50%. Equity in earnings of CGM included in the statement of income was $8,000,000, $7,953,000 and $8,660,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.

  The summarized balance sheet of CGM at December 31 follows:

                                                                 1995    1996
                                                                ------- -------
                                                                (IN THOUSANDS)
   Assets:
     Current assets............................................ $ 6,395 $ 7,305
     Non-current assets........................................     784     645
                                                                ------- -------
                                                                $ 7,179 $ 7,950
                                                                ======= =======
   Liabilities and Partners' Capital:
     Accrued expenses.......................................... $ 1,721 $ 1,988
     Loan payable to NEIC......................................   1,257   1,084
     Partners' capital.........................................   4,201   4,878
                                                                ------- -------
                                                                $ 7,179 $ 7,950
                                                                ======= =======

  The summarized statement of income of CGM for the years ended December 31 follows:

                                                         1994    1995    1996
                                                        ------- ------- -------
                                                            (IN THOUSANDS)
   Revenues............................................ $30,866 $32,885 $38,524
                                                        ------- ------- -------
   Expenses:
     Compensation and benefits.........................   9,406  12,171  13,260
     Mutual fund expenses..............................   6,081   4,426   6,010
     Other.............................................   1,456   1,490   1,918
                                                        ------- ------- -------
       Total expenses..................................  16,943  18,087  21,188
                                                        ------- ------- -------
       Net income...................................... $13,923 $14,798 $17,336
                                                        ======= ======= =======

NOTE 12--FIXED ASSETS

  Fixed assets at December 31 consisted of the following:

                                                               1995      1996
                                                              -------  --------
                                                               (IN THOUSANDS)
   Property and equipment.................................... $27,146  $ 32,239
   Leasehold improvements....................................  11,452    12,336
   Less accumulated depreciation and amortization............ (21,431)  (25,339)
                                                              -------  --------
                                                              $17,167  $ 19,236
                                                              =======  ========

  Depreciation and amortization expense for 1994, 1995 and 1996 was $4,178,000, $4,600,000 and $5,131,000, respectively.

 Lease Commitments

  Rental expense, net of sublease income, was $7,558,000, $8,470,000 and $9,508,000 for the years ended December 31, 1994, 1995 and 1996, respectively. Annual minimum lease commitments under non-cancelable operating leases are $12,784,000 in 1997, $12,554,000 in 1998, $12,720,000 in 1999, $11,215,000 in
2000, $7,372,000 in 2001 and $19,361,000 thereafter.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.

NOTE 13--MUTUAL FUND SUPPORT CHARGE

  During the fourth quarter of 1994, securities with a par value of $221,750,000 were purchased from three money market funds advised by one of the Partnership's investment management firms, Reich & Tang Funds. The Partnership financed the acquisition of the securities with repurchase agreements collateralized by the securities. The Partnership incurred a $15,300,000 charge in the fourth quarter of 1994, representing the difference between the purchase price, at par, and the fair value of the securities. During 1995, these securities were sold, resulting in gross gains of $2,189,000 and gross losses of $165,000.

NOTE 14--RELATED PARTY TRANSACTIONS

  The Partnership provides investment management services for MetLife by managing certain MetLife general account and separate asset accounts. The general account services are provided under separate investment management agreements with several of the Partnership's investment management firms. Fees of $22,896,000 $22,681,000 and $21,680,000 were received for the years ended December 31, 1994, 1995 and 1996, respectively.

  At December 31, 1995 and 1996, the Partnership had $5,709,000 and $7,279,000, respectively, of accounts receivable due from MetLife and $1,129,000 and $1,290,000, respectively, of accounts payable due to MetLife.

                     NEW ENGLAND INVESTMENT COMPANIES, L.P.

NOTE 15--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                            1996
                                            ------------------------------------
                                             FIRST    SECOND   THIRD    FOURTH
                                            QUARTER  QUARTER  QUARTER   QUARTER
                                            ------------------------------------
                                            (IN THOUSANDS, EXCEPT PER UNIT DATA)
Revenues
  Management and advisory fees and other... $ 89,325 $ 95,046 $ 95,015 $ 108,277
  Gain on partial sale of affiliate........    4,988      --       --        --
                                            -------- -------- -------- ---------
                                              94,313   95,046   95,015   108,277
                                            -------- -------- -------- ---------
Expenses
  Compensation and benefits................   43,436   44,903   46,123    55,524
  Other expenses...........................   29,942   31,585   34,925    33,132
                                            -------- -------- -------- ---------
                                              73,378   76,488   81,048    88,656
                                            -------- -------- -------- ---------
Income before income taxes.................   20,935   18,558   13,967    19,621
Income tax expense.........................      621    1,208      726       302
                                            -------- -------- -------- ---------
Net income................................. $ 20,314 $ 17,350 $ 13,241 $  19,319
                                            ======== ======== ======== =========
Net income per unit........................ $   0.53 $   0.47 $   0.43 $    0.45
                                            ======== ======== ======== =========
Distributions declared per unit............ $   0.48 $   0.51 $   0.53 $    0.53
                                            ======== ======== ======== =========
Operating cash flow(1)..................... $ 22,079 $ 24,699 $ 24,574 $  26,759
                                            ======== ======== ======== =========
Weighted average units outstanding.........   40,385   40,521   42,125    42,931
                                            ======== ======== ======== =========
                                                            1995
                                            ------------------------------------
                                             FIRST    SECOND   THIRD    FOURTH
                                            QUARTER  QUARTER  QUARTER   QUARTER
                                            ------------------------------------
                                            (IN THOUSANDS, EXCEPT PER UNIT DATA)
Revenues
  Management and advisory fees and other... $ 61,097 $ 64,751 $ 63,798 $  85,900
  Gain on partial sale of affiliate........    4,712      --       --        --
                                            -------- -------- -------- ---------
                                              65,809   64,751   63,798    85,900
                                            -------- -------- -------- ---------
Expenses
  Compensation and benefits................   28,348   30,003   30,103    42,701
  Other expenses...........................   21,729   23,146   20,823    29,100
                                            -------- -------- -------- ---------
                                              50,077   53,149   50,926    71,801
                                            -------- -------- -------- ---------
Income before income taxes.................   15,732   11,602   12,872    14,099
Income tax expense.........................      400      225      350       580
                                            -------- -------- -------- ---------
Net income................................. $ 15,332 $ 11,377 $ 12,522 $  13,519
                                            ======== ======== ======== =========
Net income per unit........................ $   0.53 $   0.40 $   0.43 $    0.38
                                            ======== ======== ======== =========
Distributions declared per unit............ $   0.42 $   0.44 $   0.44 $    0.48
                                            ======== ======== ======== =========
Operating cash flow(1)..................... $ 14,887 $ 15,532 $ 16,803 $  21,460
                                            ======== ======== ======== =========
Weighted average units outstanding.........   31,990   31,990   32,134    39,336
                                            ======== ======== ======== =========

--------
(1) Operating cash flow represents net income adjusted for restricted unit plan compensation, amortization of intangibles and non-recurring items.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of New England Investment Companies, L.P.

  In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) on page 44 of this Form 10-K present fairly, in all material respects, the financial position of New England Investment Companies, L.P. and its subsidiaries (the "Partnership") at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

Boston, Massachusetts
January 27, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Under the Partnership Agreement and Delaware Law, the Partnership's activities are managed by the General Partner. The General Partner has agreed that it will conduct no business other than that of managing the Partnership except the management of its own passive investments. The General Partner is a wholly owned subsidiary of MetLife, which has the right to elect all directors of the General Partner, subject to its obligation to elect one designee of RTI.

  The following table sets forth the name, age and positions of each of the General Partner's directors and executive officers at February 28, 1997. The executive officers of the General Partner hold comparable posts with the Partnership, in which they act pursuant to delegated authority from the General Partner.

 NAME                         AGE                    POSITION
 ----                         ---                    --------
Peter S. Voss................  50 Chairman of the Board, Chief Executive Officer
                                   and President; Chairman of Executive
                                   Committee
William S. Antle III.........  52 Director; Chairman of Audit Committee
Robert J. Blanding...........  49 Director
Paul E. Gray.................  64 Director; member of Compensation Committee
Harry P. Kamen...............  63 Director
Charles M. Leighton..........  61 Director; member of Audit Committee and
                                   Chairman of Compensation Committee
Victor A. Morgenstern........  54 Director
Catherine A. Rein............  53 Director
Oscar L. Tang................  58 Director; member of Compensation Committee
Neal G. Litvack..............  41 Executive Vice President, Retail Marketing
G. Neal Ryland...............  55 Executive Vice President and Chief Financial
                                   Officer
Sherry A. Umberfield.........  42 Executive Vice President, Corporate
                                   Development
Edward N. Wadsworth..........  59 Executive Vice President, General Counsel and
                                   Secretary

  For purposes of the following description, references to the General Partner include all predecessor organizations.

  Messrs. Blanding and Morgenstern currently serve pursuant to a program whereby two General Partner board positions are held, on a periodic rotating basis, by Chief Executive Officers of Investment Management, Distribution or Consulting Firms.

  Mr. Voss is Chairman of the Board of Directors and Chief Executive Officer of the Partnership and the General Partner. He was Chief Executive Officer and Chairman of the Board of a predecessor organization from 1992 until the acquisition of Reich and Tang. Mr. Voss was Group Executive Vice President, Bank of America, responsible for its global asset management and private banking business, from April 1992 to October 1992. Mr. Voss was Executive Vice President of Security Pacific National Bank and Chief Executive Officer of Security Pacific Hoare Govett Companies, a wholly owned subsidiary of Security Pacific Corporation, from April 1988 to April 1992. Mr. Voss serves as Chairman or a member of the Board of Directors of each of the Partnership's corporate subsidiaries and the general partners of the Partnership's partnership subsidiaries, as well as serving as Chairman of the Board of Trustees of all the mutual funds in the New England Fund Group and serving as trustee of Harris Associates Investment Trust. Mr. Voss serves as a member of the Board of Governors of the Investment Company Institute.

  Mr. Antle became a director of the General Partner in January 1996. He has been Chairman and Chief Executive Officer of Oak Industries Inc., a manufacturer of components for telecommunications companies, since

December 1989. From June to December 1989, he was President of the Hadleigh Group, a consulting firm specializing in improving the profitability of underperforming companies. Prior to that time, Mr. Antle was Executive Vice President of Bain and Company, an international strategy consulting firm, where he served in several executive positions from 1980 until his departure. Mr. Antle is also a director of ESCO Electronics Corporation and GenRad, Inc.

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

  Dr. Gray became a director of the General Partner in March of 1996. He has been Chairman of the Corporation at the Massachusetts Institute of Technology since October 1990 and a member of the faculty since 1960. Dr. Gray also serves as a director of The Boeing Company and Eastman Kodak Company.

  Mr. Kamen was elected as a director of the General Partner in December of 1996. Mr. Kamen has been Chairman of the Board and Chief Executive Officer of Metropolitan Life Insurance Company since April of 1993, and also assumed the position of President in December 1995. Prior to such times, he served in other senior positions at MetLife, becoming an Executive Vice President in 1989 and Senior Executive Vice President in 1991. Mr. Kamen also serves as a director of Bethlehem Steel Corporation, Pfizer, Inc. and Banco Santandar, S.A.

  Mr. Leighton became a director of a predecessor organization in May 1990 and serves as director of the General Partner. Mr. Leighton has been Chairman of the Board and Chief Executive Officer of CML Group, Inc., a specialty consumer products company, since 1969. Mr. Leighton also serves as a director of MetLife.

  Mr. Morgenstern became a director of the General Partner in January 1996. From January 1992 to July 1996, Mr. Morgenstern was President, Chief Executive Officer and a director of Harris, and remains Chairman and Chief Executive Officer. Prior to such time, he was a Vice President and director of Harris. Mr. Morgenstern also serves as President and a Trustee of Harris Associates Investment Trust. References to Harris include the general partner of Harris as well as a predecessor organization.

  Mrs. Rein was elected as a director of the General Partner in December of 1996. Mrs. Rein has been Executive Vice President, Corporate Development of Metropolitan Life Insurance Company since December of 1989. Mrs. Rein also serves as a director of Bank of New York, Inc., Corning, Inc. and GPU, Inc.

  Mr. Tang became a director of the General Partner in September 1993 at the time of the acquisition of Reich & Tang. Mr. Tang, a founder of RTI and Reich & Tang, has been an officer and director of RTI since its organization in 1970, and was Chairman of the Board of Directors and Chief Executive Officer of RTI from 1981 until 1987 when he became President and Chief Executive Officer. He served as a consultant to the Partnership until December 31, 1996. He also serves as a director of IFR Systems, Inc.

  Certain background information is provided below with respect to the executive officers of the General Partner in addition to Mr. Voss. The executive officers of the General Partner hold comparable posts with the Partnership, in which they act pursuant to delegated authority from the General Partner.

  Mr. Litvack became Executive Vice President, Retail Marketing, of the General Partner in February, 1997. From 1986 until joining the General Partner, Mr. Litvack held a number of positions at Fidelity Distributors Corp., a subsidiary of FMR Corp. At Fidelity, Mr. Litvack was Executive Vice President of Retail Marketing from 1993-1996; Senior Vice President of Retail Marketing from 1992 to 1993; and Vice President of Retail Marketing from 1989 to 1992.

  Mr. Ryland is Executive Vice President and Chief Financial Officer of the General Partner. He assumed comparable posts with New England Investment Companies, Inc. in July 1993. Mr. Ryland was Executive Vice President and Chief Financial Officer of The Boston Company, a diversified financial services company, from March 1989 until July 1993.

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

 Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934 requires the General Partner's directors and executive officers, and persons who own more than 10% of the units, to file with the SEC and NYSE initial reports of ownership and reports of changes in ownership of units. To the Partnership's knowledge, during the year ended December 31, 1996, all Section 16(a) filing requirements applicable to its executive officers, directors and 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

  The following table sets forth all plan and non-plan compensation paid during the last three years to the chief executive officer and to all persons who served as executive officers of the Partnership in 1996 (such persons being hereinafter collectively referred to as the "Named Executive Officers"):

                                                         LONG-TERM
                              ANNUAL COMPENSATION       COMPENSATION
                         ------------------------------ ------------
NAME AND                                                 RESTRICTED     ALL OTHER
PRINCIPAL POSITION       YEAR  SALARY    BONUS    OTHER UNIT AWARDS  COMPENSATION(1)
------------------       ---- -------- ---------- ----- ------------ ---------------
Peter S. Voss........... 1996 $467,500 $1,357,125  --        --          $51,621
 Chairman and Chief      1995  440,000  1,020,000  --        --           48,946
 Executive Officer       1994  400,000    400,000  --        --           16,005
G. Neal Ryland.......... 1996  248,750    288,750  --        --           28,812
 Executive Vice Presi-
  dent and               1995  235,000    235,000  --        --           27,512
 Chief Financial Officer 1994  220,000    150,000  --        --           22,459
Sherry A. Umberfield.... 1996  214,167    186,244  --        --           25,217
 Executive Vice Presi-
  dent,                  1995  205,000    140,000  --        --           24,375
 Corporate Development   1994  205,000     45,000  --        --           10,861
Edward N. Wadsworth..... 1996  219,375    190,575  --        --           33,572
 Executive Vice Presi-
  dent,                  1995  212,500    145,000  --        --           36,209
 General Counsel and     1994  212,500     53,000  --        --           13,046
 Secretary

--------
(1) With respect to 1996, consists of insurance payments for term life (in each case less than $2,100) and contributions under defined contribution plans as follows: $49,615 for the benefit of Mr. Voss; $28,812 for the benefit of Mr. Ryland; $25,217 for the benefit of Ms. Umberfield; and $33,572 for the benefit of Mr. Wadsworth.

RESTRICTED UNIT PLAN

  The Partnership's Restricted Unit Plan ("RUP") permits the award of restricted units to officers, directors and key employees of the Partnership and its subsidiaries. Under the Partnership Agreement, the expense and associated tax benefit of restricted units grants under the RUP are specially allocated to New England Mutual (after the Merger, MetLife) and RTI, so that publicly-traded units bear no expense or related tax deduction from the RUP. As of December 31, 1996, there were 275,300 units available for grant under the RUP.

  The RUP provides for the immediate vesting of all restricted units held by all plan participants in the event of a "change of control" of the Partnership, as in the case of the Merger of New England Mutual into Metropolitan Life. See Item 1, "The Merger of New England Mutual and Metropolitan Life."

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

COMPENSATION OF DIRECTORS

  Directors of the General Partner who are not employees of the Partnership or its subsidiary firms ("Outside Directors") receive a retainer of $20,000 annually. In addition, the Partnership pays each Outside Director fees of $1,500 per meeting of the Board of Directors attended and $750 per meeting of a Board Committee attended. Chairmen of Committees of the Board of Directors who are Outside Directors are paid an additional annual retainer of $1,500. Directors may defer payment of retainer and meeting fees under a directors deferred compensation plan. Mr. Tang had a consulting arrangement with the Partnership that provided for the payment of annual consulting fees of $150,000 through December 31, 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  Robert A. Shafto, the former Chairman, President and Chief Executive Officer of New England Mutual, served as Chairman of the Compensation Committee of the Board of Directors of the General Partner of the Partnership until October 1996. Other members of the Compensation Committee were Thomas J. Galligan (until June 1996), Charles M. Leighton, Paul E. Gray and Oscar L. Tang. Peter
S. Voss served on the Board of Directors of New England Mutual until the Merger. Mr. Leighton serves on the board of directors of MetLife. See Item 13, "Certain Relationships and Related Transactions," for a discussion of the relationship between the Partnership and the General Partner with New England Mutual and, after the Merger, MetLife.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 Principal Security Holders

  The following table sets out information as of February 28, 1997, as to all persons known by the Partnership to hold 5% or more of the outstanding units.

NAME AND ADDRESS OF                                AMOUNT AND NATURE OF PERCENT
BENEFICIAL OWNER                                   BENEFICIAL OWNERSHIP OF CLASS
-------------------                                -------------------- --------
Metropolitan Life Insurance Company...............      20,790,000(1)     51.5%
One Madison Avenue
New York, New York 10010
Reich & Tang, Inc.................................       6,291,100(1)     15.6%
125 Cove Neck Road
Oyster Bay, New York 11771
Oscar L. Tang.....................................       2,981,325(2)      7.4%
600 Fifth Avenue
New York, New York 10020

--------
(1) Does not include 194,800 units and 101,500 units contributed to the RUP by New England Mutual (the predecessor to MetLife) and Reich & Tang, Inc. ("RTI"), respectively, as to which the contributing organizations retain certain income or reversionary rights. See Item 11 for a further description of the RUP. The ownership of MetLife shown in the table above excludes 110,000 GP units owned by the General Partner, which represent all GP units outstanding. All stockholders of RTI are parties to a stockholders' agreement relating to the maintenance of such corporation's status as an "S" corporation under the Internal Revenue Code and which creates numerous reciprocal and other rights relating to the disposition of stock in RTI by the stockholders.


(2) All Mr. Tang's units are beneficially owned indirectly through stock ownership in RTI, and such units are included in the ownership attributed to RTI set out immediately above. Included are (i) 34,740 units indirectly held by a trust for the lifetime benefit of Mr. Tang of which Mr. Tang is one of two trustees, and (ii) 846,393 units indirectly held by trusts for Mr. Tang's children, as to which Mr. Tang disclaims beneficial ownership. Mr. Tang is a director of the General Partner.

 Management

  The following table sets out the beneficial ownership of units as of February 28, 1997, of each director of the General Partner, of each Named Executive Officer of the General Partner and of all directors and executive officers of the General Partner as a group:

                                            AMOUNT AND NATURE
                                              OF BENEFICIAL
   NAME OF BENEFICIAL OWNER                     OWNERSHIP     PERCENT OF CLASS
   ------------------------                 ----------------- ----------------
   Peter S. Voss(1)........................       351,400              *
   William S. Antle III(2).................            --             --
   Robert S. Blanding......................         9,000              *
   Paul E. Gray............................           500              *
   Harry P. Kamen..........................            --             --
   Charles M. Leighton(2)(3)...............         2,654              *
   Victor A. Morgenstern(4)................       700,000            1.7%
   Catherine A. Rein.......................            --             --
   Oscar L. Tang(5)........................     2,981,325            7.4%
   Neal G. Litvack(6)......................         7,500              *
   G. Neal Ryland(7).......................        31,044              *
   Sherry A. Umberfield....................        49,690              *
   Edward N. Wadsworth.....................        47,070              *
   All directors and executive officers of
    the General Partner as a group (13
    persons)...............................     4,180,183           10.4%

--------
* Represents less than 1%.

(1) Includes 300 units held by a child of Mr. Voss, as to which Mr. Voss disclaims beneficial ownership, and 1,100 units held by a trust of which Mr. Voss is trustee.
(2) Does not include accounts holding values equal to 347 units and 9,720 units for Messrs. Antle and Leighton, respectively, under a plan whereby directors of the General Partner can defer some or all of their Board of Directors retainer and meeting fees.
(3) Includes 577 units owned by Mr. Leighton's spouse, as to which he disclaims beneficial ownership.
(4) Includes 180,000 units held by a limited partnership as to which Mr. Morgenstern serves as general partner.
(5) For a statement of Mr. Tang's beneficial ownership, see "Principal Security Holders" immediately above.
(6) Represents units awarded under the RUP that are subject to vesting over the next two years.
(7) Includes 1,700 units held by Mr. Ryland's children, as to which he disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATIONSHIPS WITH METLIFE

  As of January 1, 1997, MetLife owned approximately 52% of the limited partnership units outstanding after the acquisition of Jurika & Voyles, and three of its directors and/or officers serve as directors of the General Partner. In addition, the General Partner is an indirect wholly owned subsidiary of MetLife. The Partnership and MetLife maintain several important business relationships as summarized below.

  Asset Management and Related Matters. As of December 31, 1996 certain of the Investment Management Firms managed approximately $6.0 billion of MetLife's General Account assets (which, prior to the merger of New England Mutual into MetLife, were held in the General Account of New England Mutual). These services were provided principally under separate investment management agreements (the "Management Agreements") with several of the Investment Management Firms and contain annual fee rates depending upon the class of asset advised and investment objectives. The Partnership earned $15.1 million under these arrangements in 1996. For 1997, the Management Agreements have been amended to effect minor variations in the annual fee rates in effect based on current market rates and to set the aggregate annual minimum fee payable at $14.4 million. Additionally, the agreement with AEW Capital provides an opportunity to earn special incentive fees if real estate assets are sold to unaffiliated buyers. Although the Management Agreements can be terminated at any time by MetLife and the assets allocated to outside managers, the $14.4 million minimum fee per annum is payable to the Partnership through September 1998 in the absence of a material breach of the Management Agreements.

  In addition, certain Investment Management Firms, as of December 31, 1996, managed approximately $2.2 billion of assets held directly or indirectly in segregated asset accounts of MetLife. For such services, the Firms received directly from MetLife (including that received from New England Mutual prior to the Merger) approximately $15.4 million in 1996. The Firms also managed mutual funds for the New England Zenith Funds which contain $2.0 billion in assets segregated to meet obligations under variable life insurance and variable annuity products issued by MetLife and New England Life Insurance Company ("New England Life"), a subsidiary of MetLife, as well as investments backing certain other insurance products issued by MetLife.

  MetLife's predecessor, New England Mutual, made mortgage loans to several real estate projects owned by joint ventures in which a Copley-sponsored fund participates. Also, as a successor to New England Mutual, MetLife serves as sole or joint guarantor of joint venture-related indebtedness and is a coinvestor in investment funds sponsored by the Investment Management Firms in certain instances.

  Services and Office Space. MetLife provides various services to the Partnership and the Firms pursuant to a services agreement between New England Mutual and the Partnership dated as of January 1, 1992 that was assumed by MetLife at the time of the Merger. These services include certain data processing, internal audit and various other administrative support services. All such services are provided at competitive rates established from time to time by negotiation. In 1996, the Partnership paid MetLife (and New England Mutual prior to the Merger) approximately $2.4 million for such services. MetLife can discontinue providing, and the Partnership and the Firms can discontinue receiving, any or all of these services at any time on 60 days' notice.

  The Partnership and certain of its subsidiaries lease office space and certain office equipment in a building owned by MetLife, for which, in 1996, MetLife received $2.9 million. The rates are generally at current market rates.

  Retail Mutual Fund Distribution. Certain mutual funds sponsored by the Partnership are sold in the retail market through broker-dealers including NES, which is owned by New England Life. NES's retail sales force consists of registered securities representatives who are part of New England Life's insurance agent field force. New England Funds paid $21.7 million to NES in 1996, including commissions on the sales of load mutual funds, 12-B1 distribution fees, and servicing fees on no-load mutual funds.

  Tax Indemnification. For periods prior to the acquisition of Reich & Tang, New England Investment Companies, Inc. and its subsidiaries filed consolidated returns for federal and certain state income taxes together with certain companies which became subsidiaries of MetLife at the time of the Merger. In connection with the acquisition of Reich & Tang, all liabilities for taxes owed by New England Investment Companies, Inc. under these agreements were canceled and were not transferred to the Partnership. MetLife, as successor to New England Mutual, will indemnify and hold harmless the Partnership for any additional federal income taxes for New England Investment Companies, Inc. imposed for periods prior to the acquisition of Reich & Tang, offset by any tax benefit for periods prior to the acquisition of Reich & Tang.

  Purchase of Employee Benefits. Employees of the Partnership and certain of its subsidiaries participated in 1996 in certain employee benefits purchased from New England Mutual (and MetLife subsequent to the Merger) including group medical, dental, life and disability insurance. The Partnership paid approximately $1.3 million for these benefits in 1996. In addition, Loomis Sayles purchased cash value life insurance policies from New England Mutual to satisfy Loomis Sayles obligations under a death benefit plan for senior executives. Premiums paid on these policies were $1.6 million in 1996. Loomis Sayles has a $11.0 million revolving line of credit from MetLife secured with an interest in these life insurance policies. The total principal and interest outstanding under this agreement was $8.2 million at December 31, 1996. Interest expense was $0.7 million during 1996.

  Certain Other Matters. MetLife, as successor to New England Mutual, indemnified Copley against various liabilities and expenses arising out of certain suits and out of other claims or actions involving certain investments relating to retirement plans managed by the Washington State Investment Board and the State Teachers Retirement Board of Ohio. These matters were settled in 1996.

  MetLife, as successor to New England Mutual, has agreed to advance funds to an affiliate of AEW Capital to meet such firm's contribution obligation, if it should arise, with respect to one investment partnership where such affiliate has a less than 1% general partnership interest. This obligation arose in 1992 incident to the contribution by such affiliate of various real estate interests to a subsidiary of New England Mutual in exchange for preferred stock.

  The Partnership and MetLife expect to maintain a number of these relationships for the foreseeable future. Transactions between MetLife and the Partnership entered into in the future, including changes to the investment management fees the Partnership charges MetLife and service fees MetLife charges the Partnership, will be determined by negotiation from time to time. The Partnership believes that the financial aspects of these relationships are no less favorable to the Partnership than those available from unaffiliated third parties.

  Incident to New England Mutual's merger into MetLife, New England Mutual's ownership interests in NEIC and the General Partner were transferred to Metropolitan Life, and Metropolitan Life succeeded to the various arrangements of New England Mutual with the Partnership. For additional information regarding the Merger, see Item 1, "The Merger of New England Mutual and Metropolitan Life."

RELATIONSHIPS WITH RTI

  As of January 1, 1997, RTI owned approximately 16% of the outstanding units. Numerous actions were taken in 1993 involving RTI incident to or as a condition of the acquisition of Reich & Tang, including the Partnership undertaking to use its best efforts, through September 15, 1996, to maintain liability insurance coverage with respect to actions or omissions occurring prior to the acquisition of Reich & Tang for the benefit of RTI and its officers and directors with coverage being substantially the same as that historically maintained by RTI.

  RTI has notified the General Partner that it may, subject to market and other conditions, seek to sell a portion of its holdings of units pursuant to certain registration rights contained in a Registration Rights Agreement by and among RTI and the Partnership.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

 (1) Financial Statements

  The consolidated financial statements of New England Investment Companies, L.P. are included under Item 8 of this Form 10-K as follows:

                                                                          PAGE
                                                                          ----
   Consolidated Balance Sheet at December 31, 1995 and 1996..............  19
   Consolidated Statement of Income for the three years ended December
    31, 1996.............................................................  20
   Consolidated Statement of Cash Flows for the three years ended
    December 31, 1996....................................................  21
   Consolidated Statement of Changes in Partners' Capital for the three years ended December 31, 1996........................................  22
   Notes to Consolidated Financial Statements............................  23
   Report of Independent Accountants.....................................  34

 (2) Financial Statement Schedules

  Schedules are omitted because they are not applicable or the required information is shown on the notes thereto.

 (3) Exhibits

  The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference, as indicated.

 2.1 Partnership Admission Agreement dated June 22, 1995 (relating to the acquisition of the assets of Harris Associates L.P.).(1)
      Amendment No. 1 to Partnership Admission Agreement dated June 22,
 2.2  1995.(2)
 2.3 Partnership Admission Agreement dated October 14, 1996 (relating to the acquisition of assets of Aldrich, Eastman & Waltch, L.P.).(3)
 2.4  Form of Agreement Amending Partnership Admission Agreement dated December
      10, 1996, amending the Partnership Admission Agreement dated October 14,
      1996 (relating to the acquisition of assets of Aldrich, Eastman & Waltch, L.P.).(4)
 2.5 Partnership Admission Agreement dated September 23, 1996 (relating to the acquisition of assets of Jurika & Voyles, Inc.).(5)
 2.6  Amendment No. 1 dated as of January 1, 1997, to the Partnership Admission
      Agreement dated September 23, 1996 (relating to the acquisition of assets of Jurika & Voyles, Inc.).(6)
 3.1  Articles of Organization of New England Investment Companies, Inc.(7)
 3.2  By-Laws of New England Investment Companies, Inc.(7)
 3.3  Certificate of Limited Partnership of New England Investment Companies,
      L.P., together with all amendments thereto.(7)
 3.4  Amended and Restated Agreement of Limited Partnership of New England
      Investment Companies, L.P.(7)
 3.5  Agreement Amending the Amended and Restated Agreement of Limited
      Partnership of New England Investment Companies, L.P. in respect of
      Certain Employee Compensation Liabilities Accrued in 1993.(7)

       Form of Certificate Evidencing Units Representing Limited Partnership
 4.1   Interests.(7)
       Form of Senior Note Certificate (Included as an exhibit to Exhibit
 4.2   4.3).(8)
 4.3   Form of Note Purchase Agreement.(8)
 9.    Voting Agreement by and among New England Investment Companies, Inc.,
       Reich & Tang, Inc. and New England Mutual Life Insurance Company.(7)
 10.1  1993 Equity Incentive Plan.(7)
 10.2  Restricted Unit Plan.(7)
 10.3  Employment Agreement with Peter S. Voss.(9)
 10.4  Agreement with G. Neal Ryland.(9)
 10.5  Agreement with Sherry A. Umberfield.(9)
 10.6  Agreement with Edward N. Wadsworth.(9)
 10.7  Defined Contribution Retirement Plan of the Partnership.(8)
 10.8  401(k) Savings Plan of the Partnership.(8)
 10.9  Directors Deferred Compensation Plan.(8)
 10.10 Second Amended and Restated Limited Partnership Agreement of Capital
       Growth Management Limited Partnership.(7)
 10.11 Registration Rights Agreement by and among Reich & Tang, Inc., New
       England Mutual Life Insurance Company and New England Investment
       Companies, L.P.(7)
       Registration Rights Agreement between the Partnership and Harris
 10.12 Associates L.P.(8)
 10.13 Credit Agreement, dated as of October 28, 1996, among the Partnership, as Borrower, the banks named therein as Banks, Citibank N.A. as Administrative Agent, and The First National Bank of Boston, as Co-
       Agent.(10)
 21.   Subsidiaries of the registrant.
 23.   Consent of Price Waterhouse LLP.
 27.   Financial Data Schedule.

--------
Notes
(1) Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q (File No. 1-9468) for the quarter ended June 30, 1995.
(2) Filed as an Exhibit to Registrant's Current Report on Form 8-K (File No. 1-
    9468) dated September 29, 1995.

(3) Filed as an Exhibit to Registrant's Current Report on Form 8-K (File No. 1-9468) dated September 23, 1996.
(4) Filed as an Exhibit to Registrant's Current Report on Form 8-K (File No. 1-9468) dated January 3, 1997.
(5) Filed as an Exhibit to Registrant's Current Report on Form 8-K (File No. 1-9468) dated October 15, 1996.
(6) Filed as an Exhibit to Registrant's Current Report on Form 8-K (File No. 1-9468) dated December 10, 1996.
(7) Filed as an Exhibit to Registrant's Annual Report on Form 10-K (File No. 1-9468) for the year ended December 31, 1993.
(8) Filed as an Exhibit to Registrant's Annual Report on Form 10-K (File No. 1-9468) for the year ended December 31, 1995.
(9) Filed as an Exhibit to Registrant's Current Report on Form 8-K (File No. 1-9468) dated November 8, 1995.
(10) Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q (File No. 1-9468) for the quarter ended September 30, 1996.

(b)Form 8-K filings:

  (i) The Registrant filed a Current Report on Form 8-K (File No. 1-9468) dated October 15, 1996, reporting the entering into of an agreement to acquire Aldrich, Eastman & Waltch, L.P.

  (ii)  The Registrant filed a Current Report on Form 8-K dated (File No. 1-
        9468) December 10, 1996, reporting the consummation of the acquisition of Aldrich, Eastman & Waltch, L.P.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        New England Investment Companies, L.P.

                                        By New England Investment Companies,
                                         Inc.,
                                           its General Partner

                                                   /s/ G. Neal Ryland
Date: March 18, 1997                   By: ____________________________________
                                           G. NEAL RYLAND, EXECUTIVE VICE
                                           PRESIDENT AND CHIEF FINANCIAL
                                                      OFFICER


  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED BELOW, ON MARCH 18, 1997.

             SIGNATURE                       TITLE

         /s/ Peter S. Voss            Chairman, Chief
------------------------------------   Executive Officer
           PETER S. VOSS               and President

         /s/ G. Neal Ryland           Executive Vice
------------------------------------   President and
           G. NEAL RYLAND              Chief Financial
                                       Officer

       /s/ Stephen D. Martino         Senior Vice
------------------------------------   President and
         STEPHEN D. MARTINO            Controller

      /s/ William S. Antle III        Director
------------------------------------
        WILLIAM S. ANTLE III

       /s/ Robert J. Blanding         Director
------------------------------------
         ROBERT J. BLANDING

          /s/ Paul E. Gray            Director
------------------------------------
            PAUL E. GRAY

         /s/ Harry P. Kamen           Director
------------------------------------
           HARRY P. KAMEN

      /s/ Charles M. Leighton         Director
------------------------------------
        CHARLES M. LEIGHTON

     /s/ Victor A. Morgenstern        Director
------------------------------------
       VICTOR A. MORGENSTERN

       /s/ Cattherine A. Rein         Director
------------------------------------
         CATHERINE A. REIN

         /s/ Oscar L. Tang            Director
------------------------------------
           OSCAR L. TANG