Form 10-Q
period 1997-03-31
NEW ENGLAND INVESTMENT COMPANIES L P
filed 1997-05-14
CIK 812488

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                      or

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------  ----------------------
Commission File Number: 1-9468


                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                    --------------------------------------
            (Exact name of registrant as specified in its charter)



             DELAWARE                                  13-3405992
 -----------------------------------          --------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)

399 Boylston Street, Boston, Massachusetts                02116
------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


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

The issuer is a limited partnership. There were 42,979,168 units of limited partner interest and 110,000 units of general partner interest outstanding at April 30, 1997.

                                     1 of 12

NEW ENGLAND INVESTMENT COMPANIES, L.P.


                              INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION
------------------------------

                                                                       PAGE
                                                                       ----
ITEM 1.  FINANCIAL STATEMENTS.
         --------------------


         Consolidated Balance Sheet as of December 31, 1996
          and March 31, 1997                                             3


         Consolidated Statement of Income for the three months
          ended March 31, 1996 and 1997                                  4


         Consolidated Statement of Cash Flows for the three months
          ended March 31, 1996 and 1997                                  5


         Notes to Consolidated Financial Statements                      6



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS.                            8
         -----------------------------------


PART II - OTHER INFORMATION
---------------------------


ITEM 5.  OTHER INFORMATION.                                             11
         -----------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                              11
         ---------------------------------


SIGNATURES                                                              12
----------

                                     2 of 12

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS.
------------------------------



                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                          CONSOLIDATED BALANCE SHEET
                                (in thousands)




                                         DECEMBER 31, 1996  MARCH 31, 1997
                                         -----------------  ---------------
                                                              (unaudited)
ASSETS
------

Current assets:
     Cash and cash equivalents                   $ 49,914        $ 29,779
     Accounts receivable                           66,430          73,404
     Other                                          6,692           9,589
                                               ----------      ----------
      Total current assets                        123,036         112,772

Intangible assets                                 527,765         612,994
Fixed assets                                       19,236          21,601
Other assets                                       51,621          50,120
                                               ----------      ----------

      Total assets                               $721,658        $797,487
                                               ==========      ==========


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Current liabilities:
     Accounts payable and accrued expenses       $ 38,651        $ 51,955
     Accrued compensation and benefits             43,612          32,337
     Distribution payable                          20,084          23,466
                                               ----------      ----------
      Total current liabilities                   102,347         107,758

Deferred compensation, benefits and other          28,686          22,397
Notes payable                                     118,334         143,283
Deferred purchase consideration                   144,027         144,124
                                               ----------      ----------
      Total liabilities                           393,394         417,562

Contingent liabilities (note 3)

Partners' capital                                 328,264         379,925
                                               ----------      ----------

      Total liabilities and partners' capital    $721,658        $797,487
                                               ==========      ==========


         See accompanying Notes to Consolidated Financial Statements.

                                     3 of 12

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                    --------------------------------------
                       CONSOLIDATED STATEMENT OF INCOME
                (in thousands, except per unit data, unaudited)

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                             ----------------------------
                                               1996                1997
                                             -------             --------
REVENUES
--------
 Management and advisory fees                 $79,913            $116,109
 Other revenues and interest income             9,412              10,688
 Gain on partial sale of affiliate              4,988                   -
                                            ---------          ----------
                                               94,313             126,797
                                            ---------          ----------
EXPENSES
--------
 Compensation and benefits                     43,436              64,999
 Restricted unit plan compensation              1,352                 133
 Amortization of intangibles                    5,401               9,268
 Depreciation and amortization                  1,204               1,556
 Occupancy and equipment                        2,584               3,724
 Interest expense                               2,093               3,878
 Other                                         17,308              21,671
                                            ---------          ----------
                                               73,378             105,229
                                            ---------          ----------

Income before income taxes                     20,935              21,568
Income tax expense                                621               1,215
                                            ---------          ----------

Net income                                    $20,314            $ 20,353
                                            =========          ==========


Net income per unit                           $  0.53            $   0.48
                                            =========          ==========

Distributions declared per unit               $  0.48            $   0.58
                                            =========          ==========

Weighted average units outstanding             40,385              43,087
                                            =========          ==========




         See accompanying Notes to Consolidated Financial Statements.

                                     4 of 12

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands, unaudited)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        ----------------------
                                                          1996          1997
                                                        --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $ 20,314      $ 20,353
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Amortization of intangibles                            5,401         9,268
    Restricted unit plan compensation                      1,352           133
    Gain on partial sale of affiliate                     (4,988)            -
                                                      ----------    ----------
    Sub-total                                             22,079        29,754

  Depreciation and amortization                            1,204         1,556
  Increase in accounts receivable and other assets        (2,473)       (8,370)
  Decrease in accounts payable and other liabilities      (4,348)       (4,260)
                                                      ----------    ----------
  Net cash provided by operating activities               16,462        18,680
                                                      ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (2,956)       (2,822)
  Acquisition payments, net of cash acquired                   -       (41,238)
                                                      ----------    ----------
  Net cash used in investing activities                   (2,956)      (44,060)
                                                      ----------    ----------
                                                               -
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                               110,000        24,949
  Repayment of promissory notes                          (80,919)            -
  Distributions paid to unitholders                      (17,950)      (20,084)
  Other                                                        -           380
                                                      ----------    ----------
  Net cash provided by financing activities               11,131         5,245
                                                      ----------    ----------
  Net increase (decrease) in cash and
   cash equivalents                                       24,637       (20,135)

Cash and cash equivalents, beginning of period            34,385        49,914
                                                      ----------    ----------

Cash and cash equivalents, end of period                $ 59,022      $ 29,779
                                                      ==========    ==========

Cash paid during the period for interest                $  1,297      $  2,623
                                                      ==========    ==========

Cash paid during the period for income taxes            $    356      $  1,381
                                                      ==========    ==========

Supplemental disclosure of non-cash
 increase in partners' capital                          $      -      $ 54,261
                                                      ==========    ==========

         See accompanying Notes to Consolidated Financial Statements.

                                     5 of 12

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The unaudited consolidated financial statements of New England Investment Companies, L.P. (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the annual report of the Partnership filed on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the financial statements of the Partnership at March 31, 1997 and for the three month periods ended March 31, 1996 and 1997.

Certain amounts in prior period financial statements have been reclassified to conform with the 1997 presentation.

NOTE 2 - NET INCOME PER UNIT
----------------------------

The calculation of net income per publicly held unit ("net income per unit") follows:

                                                   Three Months Ended
                                                       March 31,
                                                    ----------------
                                                     1996     1997
                                                    -------  -------
                                                     (in thousands,
                                                       except per
                                                       unit data)

 Net income                                         $20,314  $20,353
 Restricted unit plan compensation and other          1,127      133
                                                    -------  -------
 Income available for allocation                    $21,441  $20,486
                                                    =======  =======

 Net income per unit                                  $0.53    $0.48
                                                    =======  =======

Net income per unit is calculated using the following weighted average units outstanding:

 Weighted average actual units outstanding           37,396   40,456

 Units assumed outstanding to settle
  deferred purchase consideration                     2,989    2,631
                                                    -------  -------
 Weighted average units outstanding                  40,385   43,087
                                                    =======  =======

For the three month period ended March 31, 1997, weighted average units outstanding include the dilutive effect of 2,631,537 units assumed outstanding on January 1, 1997 from the settlement on April 2, 1997 of the $144,124,000 deferred purchase consideration for the Harris acquisition, which was paid by the issuance of 2,631,537 units valued at $64,489,000 and $79,635,000 in cash.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." The standard specifies the computation, presentation and disclosure requirements for net income per unit and is effective for the Partnership's financial statements for the year ending December 31, 1997. The adoption of the standard is not expected to have a material effect on the financial statements of the Partnership.

NOTE 3 - COMMITMENTS AND CONTINGENT LIABILITIES
-----------------------------------------------

The Partnership is subject to legal proceedings and claims which have arisen in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions, if any, will not materially adversely affect the results of operations or financial condition of the Partnership.

                                     6 of 12

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 4 - TAX CONSIDERATIONS FOR PUBLIC UNITHOLDERS
--------------------------------------------------

Under existing tax law, the Partnership would, effective January 1, 1998 (and in some circumstances earlier), no longer be treated as a partnership for federal income tax purposes. As a result, the Partnership and the ownership thereof is expected to be restructured prior to that date in accordance with the terms of the Partnership Agreement, which confers broad authority and absolute discretion on the General Partner to effect (or not to effect) a restructuring. See "Possible Future Restructuring of the Partnership" included in Item 1, and Note 6 of the Notes to the Consolidated Financial Statements of the Partnership included in Item 8, of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.


Note 5 - NOTES PAYABLE (SUBSEQUENT EVENT)
-----------------------------------------

On April 1, 1997, the Partnership completed the private placement of $160,000,000 of 7.15% Senior Notes due April 1, 2007. The Notes have an effective interest rate of 7.29%, including deferred debt issuance costs which are amortized to interest expense over the term of the Notes.

                                     7 of 12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS.
--------------

Any statements in this report that are not historical facts are intended to fall within the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the risks and uncertainties attendant to the Partnership and its business, which may cause actual results to vary materially from what had been anticipated. Certain factors that affect the Partnership have been described in the Partnership's filings with the Securities and Exchange Commission, particularly the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 (under Item 1, "Business--Forward-Looking Statements") and include factors such as conditions affecting fee revenues, reliance on key personnel, competition, regulatory and legal factors, tax considerations and possible future restructurings. Readers are encouraged to review these factors carefully.


GENERAL
-------

The following summary of the consolidated financial information of the Partnership for the three months ended March 31 shows revenues and net income before the non-recurring item recognized in the first quarter of 1996 relating to the sale of a portion of the Partnership's interest in its affiliate, CGM.



                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                            -----------------
                                                              1996      1997
                                                            -------  --------
                                                             (in thousands,
                                                         except per unit data)


TOTAL REVENUES BEFORE NON-RECURRING ITEM                    $89,325  $126,797

TOTAL EXPENSES                                               73,999   106,444
                                                            -------  --------

NET INCOME BEFORE NON-RECURRING ITEM                         15,326    20,353

NON-RECURRING ITEM - GAIN ON PARTIAL SALE OF AFFILIATE        4,988         -
                                                            -------  --------

NET INCOME                                                  $20,314  $ 20,353
                                                            =======  ========
NET INCOME PER UNIT                                         $  0.53  $   0.48
                                                            =======  ========

DISTRIBUTIONS DECLARED PER UNIT                             $  0.48  $   0.58
                                                            =======  ========

OPERATING CASH FLOW/1/                                      $22,079  $ 29,754
                                                            =======  ========

OPERATING CASH FLOW PER UNIT/1/                             $  0.55  $   0.69
                                                            =======  ========

WEIGHTED AVERAGE UNITS OUTSTANDING                           40,385    43,087
                                                            =======  ========

1. Operating cash flow represents net income adjusted for restricted unit plan compensation, amortization of intangibles and non-recurring items. Operating cash flow per public unit ("operating cash flow per unit") should not be construed as an alternative to net income per unit or cash flow from operating activities.

                                     8 of 12

STATEMENT OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE
-----------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 1996
---------------------------------

Net income of $20.4 million or $0.48 per unit for the three months ended March 31, 1997 represents an increase of $5.1 million from the $15.3 million of net income before non-recurring item or $0.41 per unit for the three months ended March 31, 1996. The increase primarily reflects higher revenues due to increases in assets under management from both internal growth and acquisitions. Net income for the three months ended March 31, 1997 was $20.4 million or $0.48 per unit compared to net income of $20.3 million or $0.53 per unit for the same quarter last year.

Total revenues of $126.8 million for the three months ended March 31, 1997 represents an increase of $37.5 million (or 42%) from the $89.3 million of total revenues before non-recurring item for the same quarter last year. Included in 1997 total revenues are revenues from acquisitions made after March 31, 1996 of $18.0 million. Excluding acquisitions, revenues increased $19.5 million (or 22%) primarily reflecting growth in assets under management. Total revenues in 1997 also include a $6 million gain on a transaction in the Partnership's real estate management subsidiary, which was substantially offset by a charge for contractual employment obligations and additional costs associated with a business combination in the same subsidiary.


A $5.0 million non-recurring gain on the partial sale of the Partnership's interest in its affiliate, Capital Growth Management Limited Partnership ("CGM"), was realized during the first quarter of 1996, completing the agreement to reduce the Partnership's ownership interest to 50%.

Compensation and benefits of $65.0 million for the three months ended March 31, 1997 increased $21.6 million compared to the same quarter last year and consisted of 53% base compensation and 47% variable compensation. The increase in base compensation and benefits resulted primarily from acquisitions. The increase in variable compensation of $12.8 million resulted from acquisitions and higher incentive payments based on subsidiary profitability, portfolio performance and sales growth.

Restricted unit plan expense of $0.1 million for the three months ended March 31, 1997 represented a decrease of $1.2 million from the same quarter last year, reflecting the immediate vesting of substantially all restricted units in August 1996 effective with the merger of New England Mutual Life Insurance Company with Metropolitan Life Insurance Company.

Amortization of intangibles of $9.3 million for the three months ended March 31, 1997 increased $3.9 million from the same quarter last year due to acquisitions.

Interest expense of $3.9 million for 1997 increased $1.8 million from the same quarter last year, reflecting interest related to the financing of acquisitions.

Other expense of $21.7 million for the three months ended March 31, 1997 increased $4.4 million from the same period last year. The increase results from higher general and administrative expenses, primarily associated with acquisitions.

                                     9 of 12

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Operating cash flow not required for normal business operations and working capital needs or growth strategies is generally distributed to unitholders each quarter. Distributions to unitholders are typically declared during the last month of calendar quarters. On March 18, 1997, the Partnership declared a regular distribution of $0.53 per unit and a special distribution of $0.05 per unit as compared to the $0.48 regular distribution declared for the first quarter of 1996. The Partnership has the ability to make distributions in excess of net income due to non-cash amortization expense. For the three months ended March 31, 1997, distributions paid to unitholders were $20.1 million as compared to $18.0 million for the same quarter last year.

Cash and cash equivalents at March 31, 1997 of $29.8 million decreased $20.1 million from December 31, 1996. The reduction resulted from the $43.0 million payment for the acquisition of Jurika & Voyles and the payment of variable compensation which is accrued throughout the year of $11.3 million. Cash reductions were offset in part by $25.0 million of borrowings made by the Partnership during the first quarter of 1997 under available lines of credit.

On April 2, 1997, an additional payment of $144.1 million was made relating to the Harris acquisition. The payment was made by issuing 2,631,537 units and paying $79.6 million in cash (see Note 2 of Notes to Consolidated Financial Statements). The cash portion of this payment was funded from the proceeds of the issuance of $160.0 million, 7.15% Senior Notes due April 1, 2007.

The Partnership has various contingent purchase payment obligations, depending upon the attainment of certain revenue targets through 1999, resulting from the acquisitions of Aldrich, Eastman & Waltch, L.P. and Jurika & Voyles, Inc. Such obligations are not expected to have a material impact on the capital resources of the Partnership.

The Partnership's had $185 million in lines of credit of which $148 million was available at March 31, 1997.

ASSETS UNDER MANAGEMENT
-----------------------

A summary of assets under management follows (in billions):


                              March 31,      December 31,     March 31,
                                1996            1996            1997
                              ---------      ------------     ---------
Institutional                     $  57          $  66          $  67
Mutual funds                         22             25             27
Private accounts and other            5              9              9
                                 ------         ------         ------

                                  $  84          $ 100          $ 103
                                 ======         ======         ======


    At March 31, 1997, assets under management were $103 billion, an increase of $3 billion (or 3%) as compared to $100 billion at December 31, 1996. This increase resulted primarily from growth in equity mutual funds.



                                    10 of 12

                          PART II - OTHER INFORMATION


ITEM 5. OTHER INFORMATION
-------------------------

CERTAIN OPERATING POLICIES

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

The following calculation of operating cash flow per unit should be read in conjunction with the consolidated financial statements of the Partnership and the notes thereto, filed on Form 10-K for the year ended December 31, 1996. Operating cash flow for the three months ended March 31 follows:

                                            Three Months Ended March 31,
                                     ----------------------------------------
                                              1996                1997
                                     ----------------------------------------
                                       Per Unit    Amount   Per Unit  Amount
                                       ---------  --------  --------  -------
                                       (in thousands, except per unit data)

 Income available for allocation         $ 0.53   $21,441      $0.48  $20,486
 Less non-recurring items                 (0.12)   (4,988)         -        -
                                       --------   -------      -----  -------
   Sub-total                               0.41    16,453       0.48   20,486
 Add amortization of intangibles/1/        0.14     5,626       0.21    9,268
                                       --------   -------      -----  -------

 Operating cash flow                     $ 0.55   $22,079      $0.69  $29,754
                                       ========   =======      =====  =======

 Distributions declared                  $ 0.48                $0.58
                                       ========                ======

 Weighted average units outstanding                40,385              43,087
                                                  =======             =======

1. Amortization of intangibles is a non-cash expense and does not reduce amounts available for cash distributions to unitholders.

Operating cash flow per unit should not be construed as an alternative to net income per unit or cash flow from operating activities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a) Exhibits
------------
4. Form of Note Purchase Agreement dated as of March 25, 1997, between the Partnership and the purchasers of the Partnership's 7.15% Senior Notes due April 1, 2007, including the form of Senior Note issued pursuant thereto.

(b) Reports on Form 8-K
-----------------------
On January 3, 1997, the Partnership filed a Current Report on Form 8-K to report the consummation of the acquisition of assets of Jurika & Voyles, Inc., effective January 1, 1997.

                                    11 of 12

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



New England Investment Companies, L.P.
--------------------------------------
        Registrant



/s/ G. Neal Ryland                               May 14, 1997
------------------                               ------------
G. Neal Ryland                                      Date
Executive Vice President and
Chief Financial Officer



/s/ Stephen D. Martino                           May 14, 1997
----------------------                           ------------
Stephen D. Martino                                  Date
Senior Vice President and Controller




                                    12 of 12