Form 10-Q
period 1997-06-30
NEW ENGLAND INVESTMENT COMPANIES L P
filed 1997-08-13
CIK 812488

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

Commission File Number: 1-9468


                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                    --------------------------------------
            (Exact name of registrant as specified in its charter)



            DELAWARE                                      13-3405992
----------------------------------                -------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)

399 Boylston Street, Boston, Massachusetts                        02116
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


                                (617) 578-3500
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

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


The issuer is a limited partnership. There were 44,309,786 units of limited partner interest and 110,000 units of general partner interest outstanding on July 31, 1997.

                                    1 of 14

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.


                              Index to Form 10-Q


PART I - FINANCIAL INFORMATION
------------------------------


Item 1.  Financial Statements.                                          Page
         --------------------                                           ----

         Consolidated Balance Sheet as of December 31, 1996
          and June 30, 1997                                               3


         Consolidated Statement of Income for the three and six months
          ended June 30, 1996 and 1997                                    4


         Consolidated Statement of Cash Flows for the six months
          ended June 30, 1996 and 1997                                    5


         Notes to Consolidated Financial Statements                       6


Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations.                             8
         -----------------------------------


PART II - OTHER INFORMATION
---------------------------


Item 4.  Submission of Matters to a Vote of Security Holders.            12
         ----------------------------------------------------

Item 5.  Other Information.                                              12
         ------------------

Item 6.  Exhibits and Reports on Form 8-K.                               13
         ---------------------------------

SIGNATURES
----------                                                               14

                                    2 of 14

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.
         ---------------------



                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                          CONSOLIDATED BALANCE SHEET
                                (in thousands)




                                       December 31, 1996   June 30, 1997
                                       -----------------   -------------
                                                            (unaudited)
Assets
------

Current assets:
     Cash and cash equivalents                $ 49,914       $ 88,610
     Accounts receivable                        66,430         77,824
     Other                                       6,692          8,763
                                             ----------     ----------
      Total current assets                     123,036        175,197

Intangible assets                              527,765        604,049
Fixed assets                                    19,236         22,564
Other assets                                    51,621         50,355
                                             ----------     ----------

      Total assets                            $721,658       $852,165
                                             ==========     ==========


Liabilities and Partners' Capital
---------------------------------

Current liabilities:
     Accounts payable and accrued expenses    $ 38,651       $ 42,740
     Accrued compensation and benefits          43,612         41,893
     Distribution payable                       20,084         26,285
                                             ----------     ----------
      Total current liabilities                102,347        110,918

Deferred compensation, benefits and other       28,686         23,523
Notes payable                                  118,334        278,283
Deferred purchase consideration                144,027              -
                                             ----------     ----------
      Total liabilities                        393,394        412,724

Contingent liabilities (note 3)

Partners' capital                              328,264        439,441
                                             ----------     ----------

      Total liabilities and partners'
        capital                               $721,658       $852,165
                                             ==========     ==========


         See accompanying Notes to Consolidated Financial Statements.

                                    3 of 14

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                       CONSOLIDATED STATEMENT OF INCOME
                (in thousands, except per unit data, unaudited)

                                                    Three Months Ended,      Six Months Ended
                                                         June 30,                 June 30,
                                                  ---------------------    ---------------------
                                                    1996         1997        1996         1997
                                                  --------     --------    --------     --------
Revenues
--------
Management and advisory fees                      $ 82,717     $116,395    $162,630     $232,504
Other revenues and interest income                  12,329       10,807      21,741       21,495
Gain on partial sale of affiliate                    -            -           4,988        -
                                                  --------     --------    --------     --------
                                                    95,046      127,202     189,359      253,999
                                                  --------     --------    --------     --------
Expenses
--------
Compensation and benefits                           44,903       62,190      88,339      127,189
Restricted unit plan compensation                    1,268          102       2,620          235
Amortization of intangibles                          6,081        8,991      11,482       18,259
Depreciation and amortization                        1,282        1,656       2,486        3,212
Occupancy and equipment                              2,751        3,414       5,335        7,138
Interest expense                                     2,156        4,942       4,249        8,820
Other                                               18,047       23,287      35,355       44,958
                                                  --------     --------    --------     --------
                                                    76,488      104,582     149,866      209,811
                                                  --------     --------    --------     --------

Income before income taxes                          18,558       22,620      39,493       44,188
    Income tax expense                               1,208        1,111       1,829        2,326
                                                  --------     --------    --------     --------

Net income                                        $ 17,350     $ 21,509    $ 37,664     $ 41,862
                                                  ========     ========    ========     ========

Net income per unit                               $   0.47     $   0.50    $   1.00     $   0.98
                                                  ========     ========    ========     ========

Distributions declared per unit                   $   0.51     $   0.61    $   0.99     $   1.19
                                                  ========     ========    ========     ========

Weighted average units outstanding                  40,521       43,088      40,453       43,088
                                                  ========     ========    ========     ========


         See accompanying Notes to Consolidated Financial Statements.

                                    4 of 14

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands, unaudited)


                                                                        Six Months Ended
                                                                            June 30,
                                                                  ----------------------------
                                                                      1996            1997
                                                                  ------------     -----------
Cash flows from operating activities:
  Net income                                                      $    37,664      $   41,862
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Amortization of intangibles                                         11,482          18,259
   Restricted unit plan compensation                                    2,620             235
   Gain on partial sale of affiliate                                   (4,988)          -
                                                                  ------------     -----------
    Sub-total                                                          46,778          60,356
  Depreciation and amortization                                         2,486           3,212
  Increase in accounts receivable and other assets                     (9,123)        (12,246)
  Increase (decrease) in accounts payable and other liabilities         5,267          (2,793)
                                                                  ------------     -----------
  Net cash provided by operating activities                            45,408          48,529
                                                                  ------------     -----------
Cash flows from investing activities:
  Capital expenditures                                                 (2,546)         (5,441)
  Acquisition payments, net of cash acquired                           (5,885)        (41,238)
  Proceeds from partial sale of affiliate                               4,988           -
                                                                  ------------     -----------

  Net cash used in investing activities                                (3,443)        (46,679)
                                                                  ------------     -----------
Cash flows from financing activities:
  Proceeds from notes payable                                         110,000         160,000
  Repayment of notes payable                                          (80,919)            (50)
  Payment of deferred purchase consideration                            -             (79,635)
  Distributions paid to unitholders                                   (35,904)        (43,550)
  Proceeds from exercise of stock options                               -                  81
                                                                  ------------     -----------

  Net cash provided by (used in) financing activities                  (6,823)         36,846
                                                                  ------------     -----------

  Net increase in cash and cash equivalents                            35,142          38,696

Cash and cash equivalents, beginning of period                         34,385          49,914
                                                                  ------------     -----------

Cash and cash equivalents, end of period                          $    69,527      $   88,610
                                                                  ============     ===========

Cash paid during the period for interest                          $     2,529      $    5,212
                                                                  ============     ===========

Cash paid during the period for income taxes                      $     1,664      $    2,157
                                                                  ============     ===========
Supplemental disclosure of non-cash
   increase in partners' capital                                  $     9,723      $  118,750
                                                                  ============     ===========


         See accompanying Notes to Consolidated Financial Statements.

                                    5 of 14

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The unaudited consolidated financial statements of New England Investment Companies, L.P. (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the annual report of the Partnership filed on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the financial statements of the Partnership at June 30, 1997 and for the three and six month periods ended
June 30, 1996 and 1997.

Certain amounts in prior period financial statements have been reclassified to conform with the 1997 presentation.


NOTE 2 - NET INCOME PER UNIT
----------------------------

Net income per publicly held unit ("net income per unit") follows:

                                                    Three Months Ended,      Six Months Ended
                                                         June 30,                 June 30,
                                                  ---------------------    ---------------------
                                                    1996         1997        1996         1997
                                                  --------     --------    --------     --------
                                                        (in thousands, except per unit data)
 Net income                                       $ 17,350     $ 21,509    $ 37,664     $ 41,862
 Restricted unit plan compensation and other         1,493          102       2,620          235
                                                  --------     --------    --------     --------

 Income available for allocation                  $ 18,843     $ 21,611    $ 40,284     $ 42,097
                                                  ========     ========    ========     ========

 Net income per unit                              $   0.47     $   0.50    $   1.00     $   0.98
                                                  ========     ========    ========     ========

Net income per unit is calculated using the following weighted average units outstanding:

 Weighted average actual units outstanding          37,657       43,088      37,526       43,088
 Units assumed outstanding to settle
  deferred purchase consideration                    2,864        -           2,927        -
                                                  --------     --------    --------     --------

 Weighted average units outstanding                 40,521       43,088      40,453       43,088
                                                  ========     ========    ========     ========

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

NOTE 3 - CONTINGENT LIABILITIES
-------------------------------

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

                                    6 of 14

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 4 - TAX CONSIDERATIONS FOR PUBLIC UNITHOLDERS
--------------------------------------------------

Under a 1987 tax law, New England Investment Companies and similar publicly traded partnerships were scheduled to lose their tax-advantaged partnership status and become subject to the federal corporate income tax following December 31, 1997. However, under the Taxpayer Relief Act of 1997, which was signed into law on August 5, 1997, a publicly traded partnership may elect to extend its partnership status from year-to-year on an indefinite basis, upon payment of a 3.5% annual tax on qualifying (gross) revenues. Management is studying the possible application of the election and tax, together with related restructuring possibilities. In this regard, the Partnership Agreement confers broad authority and absolute discretion on the General Partner of the Partnership to effect (or not to effect) a restructuring to the Partnership and the ownership thereof. See "Possible Future Restructuring of the Partnership" included in Item 1, and Note 6 of the Notes to the Consolidated Financial Statements of the Partnership included in Item 8 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996. In reviewing these matters, management continues to focus on providing the optimal long-term benefit to unitholders.

NOTE 5 - NOTES PAYABLE
----------------------

On April 1, 1997, the Partnership completed the private placement of $160,000,000 of 7.15% Senior Notes due April 1, 2007. The Notes have an effective interest rate of 7.29%, including deferred debt issuance costs which are amortized to interest expense over the term of the Notes.

NOTE 6 - ACQUISITION (SUBSEQUENT EVENT)
---------------------------------------

On July 9, 1997, the Partnership acquired certain assets and assumed certain liabilities of Snyder Capital Management, Inc., an investment management company with approximately $1.1 billion of equity assets under management. Snyder Capital Management will continue to operate out of its San Francisco office. The acquisition will be accounted for under the purchase method of accounting.

                                    7 of 14

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
  Results of Operations.
  ----------------------

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


  General
  -------

  Consolidated financial information of the Partnership for the three and six months ended June 30 follows:


                                   Three Months Ended        Six Months Ended
                                         June 30,                  June 30,
                                   ------------------        ----------------
                                    1996        1997          1996        1997
                                    ----        ----          ----        ----
                                        (in thousands, except per unit data)

Total revenues before non-
 recurring item                   $95,046       $127,202    $184,371    $253,999


Total expenses                     77,696        105,693     151,695     212,137
                              -----------    -----------  ----------  ----------

Net income before
 non-recurring item                17,350         21,509      32,676      41,862

Non-recurring item - gain on
  partial sale of affiliate             -              -       4,988           -
                              -----------    -----------  ----------  ----------
Net income                        $17,350       $ 21,509    $ 37,664    $ 41,862
                              ===========    ===========  ==========  ==========

Net income per unit               $  0.47       $   0.50    $   1.00    $   0.98
                              ===========    ===========  ==========  ==========
Distributions declared per
 unit                             $  0.51       $   0.61    $   0.99    $   1.19
                              ===========    ===========  ==========  ==========
Operating cash flow/1/            $24,699       $ 30,602    $ 46,778    $ 60,356
                              ===========    ===========  ==========  ==========
Operating cash flow per
 unit/1/                          $  0.61       $   0.71    $   1.16    $   1.40
                              ===========    ===========  ==========  ==========
Weighted average units
 outstanding                       40,521         43,088      40,453      43,088
                              ===========    ===========  ==========  ==========

1. Operating cash flow represents net income adjusted for restricted unit plan compensation, amortization of intangibles and non-recurring items. Operating cash flow per public unit ("operating cash flow per unit") should not be construed as an alternative to net income per unit or cash flow from operating activities.

                                    8 of 14

Statement of Income for the Three Months Ended June 30, 1997 Compared to the
----------------------------------------------------------------------------
Three Months Ended June 30, 1996
--------------------------------


Net income of $21.5 million or $0.50 per unit for the three months ended June 30, 1997 increased $4.1 million from net income of $17.4 million or $0.47 per unit for the three months ended June 30, 1996. The increase primarily reflects higher revenues due to increases in assets under management from both internal growth and acquisitions.

Total revenues of $127.2 million for the three months ended June 30, 1997 increased $32.2 million (or 34%) from $95.0 million of total revenues for the same quarter last year. The increase primarily reflects growth in assets under management and acquisitions.

Compensation and benefits of $62.2 million for the three months ended June 30, 1997 increased $17.3 million compared to the same quarter last year and consisted of 54% base compensation and 46% variable compensation. The increase in base compensation resulted primarily from new affiliates which were not included in the 1996 results. The increase in variable compensation of $8.4 million resulted from higher incentive payments based on subsidiary profitability, portfolio performance and sales growth, and acquisitions.

Restricted unit plan expense of $0.1 million for the three months ended June 30, 1997 decreased $1.2 million from the same quarter last year, reflecting the vesting of substantially all restricted units in August 1996 in accordance with the terms of the plan.

Amortization of intangibles of $9.0 million for the three months ended June 30, 1997 increased $2.9 million from the same quarter last year due to acquisitions.

Interest expense of $4.9 million for 1997 increased $2.8 million from the same quarter last year, primarily reflecting the $160.0 million increase in notes payable issued on April 1, 1997 and the financing of acquisitions.

Other expense of $23.3 million for the three months ended June 30, 1997 increased $5.2 million from the same quarter last year. The increase results from higher general and administrative expenses, primarily associated with acquisitions.

                                    9 of 14

Statement of Income for the Six Months Ended June 30, 1997 Compared to the Six
------------------------------------------------------------------------------
Months Ended June 30, 1996
--------------------------


Net income of $41.9 million or $0.98 per unit for the six months ended June 30, 1997 increased $9.2 million from $32.7 million of net income before non-recurring item or $0.88 per unit for the six months ended June 30, 1996. The increase primarily reflects higher revenues due to increases in assets under management from both internal growth and acquisitions. Net income for the six months ended June 30, 1997 was $41.9 million or $0.98 per unit compared to net income of $37.7 million or $1.00 per unit for the same period last year.

Total revenues of $254.0 million for the six months ended June 30, 1997 increased $69.6 million (or 38%) from $184.4 million of total revenues before non-recurring item for the same period last year. The increase primarily reflects growth in assets under management and acquisitions. Total revenues in 1997 also include a $6.0 million gain on a transaction in the Partnership's real estate management subsidiary, which was substantially offset by a charge for contractual employment obligations and additional costs associated with a business combination in the same subsidiary. A $5.0 million non-recurring gain on the partial sale of the Partnership's interest in its affiliate, Capital Growth Management Limited Partnership, was realized during the first quarter of 1996, completing the agreement to reduce the Partnership's ownership interest to 50%.

Compensation and benefits of $127.2 million for the six months ended June 30, 1997 increased $38.9 million compared to the same period last year and consisted of 53% base compensation and 47% variable compensation. The increase in base compensation resulted primarily from new affiliates which were not included in the 1996 results. The increase in variable compensation of $21.1 million resulted from higher incentive payments based on subsidiary profitability, portfolio performance and sales growth, and acquisitions.

Restricted unit plan expense of $0.2 million for the six months ended June 30, 1997 decreased $2.4 million from the same period last year, reflecting the vesting of substantially all restricted units in August 1996 in accordance with the terms of the plan.

Amortization of intangibles of $18.3 million for the six months ended June 30, 1997 increased $6.8 million from the same period last year due to acquisitions.

Interest expense of $8.8 million for the six months ended June 30, 1997 increased $4.6 million from the same period last year reflecting the $160.0 million increase in notes payable issued on April 1, 1997 and the financing of acquisitions.

Other expense of $45.0 million for the six months ended June 30, 1997 increased $9.6 million from the same period last year. The increase results from higher general and administrative expenses, primarily associated with acquisitions.

                                   10 of 14

Capital Resources and Liquidity
-------------------------------

Operating cash flow not required for normal business operations and working capital needs, including support of the Partnership's growth strategy, is generally distributed to unitholders each quarter. Distributions to unitholders are typically declared during the last month of calendar quarters. On June 17, 1997, the Partnership declared a regular distribution of $0.53 per unit and a special distribution of $0.08 per unit as compared to the $0.51 regular distribution declared for the second quarter of 1996. The Partnership has the ability to make distributions in excess of net income due to non-cash amortization expense. For the six months ended June 30, 1997, distributions paid to unitholders were $43.6 million as compared to $35.9 million for the same period last year.

Cash and cash equivalents at June 30, 1997 of $88.6 million increased $38.7 million from December 31, 1996. The increase resulted from the proceeds of the issuance of $160.0 million of 7.15% Senior Notes due April 1, 2007, reduced by the $79.6 million additional cash payment made in connection with the 1995 acquisition of Harris Associates and a $43.0 million payment for the acquisition of Jurika & Voyles. Additionally, approximately 5 million units were issued for acquisitions and settlement of the deferred purchase obligation.

The Partnership has contingent payment obligations, depending upon the attainment of certain revenue targets through 1999, resulting from the acquisitions of Aldrich, Eastman & Waltch and Jurika & Voyles. Such obligations are not expected to have a material impact on the capital resources of the Partnership.

The Partnership had $185 million of available lines of credit at June 30, 1997.

Assets Under Management
-----------------------

A summary of assets under management follows:

Assets Under Management by Client Type (in billions):

                                          June 30,   December 31,   June 30,
                                            1996        1996         1997
                                            ----        ----         ----

Institutional                                $  56        $  66      $  70
Mutual funds                                    22           25         30
Private accounts and other                       5            9         10
                                        ----------   ----------   --------
                                             $  83        $ 100      $ 110
                                        ==========   ==========   ========




Assets Under Management by Asset Class:

                                          June 30,   December 31,   June 30,
                                            1996         1996         1997
                                            ----         ----         ----
Equity                                       41%           42%          46%
Fixed Income                                 44            43           41
Money Market                                 11             8            8
Real Estate                                   4             7            5
                                      ----------   ----------     --------
                                            100%         100%         100%
                                      ==========   ==========     ========

At June 30, 1997, assets under management were $110 billion, an increase of $10 billion (or 10%) as compared to $100 billion at December 31, 1996. This increase resulted primarily from growth in equity mutual funds and fixed income institutional accounts.

                                   11 of 14

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

In January 1997, the Registrant received written consents from its largest unitholders, MetLife New England Holdings, Inc. ("MetLife") and Reich & Tang, Inc. ("RTI"), to the issuance of additional units of limited partnership interest of the Registrant in connection with the payment of the Registrant's deferred purchase price obligation arising out of the Registrant's 1995 acquisition of Harris Associates L.P. ("Harris Associates"). At the record date for this consent, MetLife and RTI owned in the aggregate over 70% of the units then outstanding. In addition, at the end of April 1997, the Registrant distributed a Consent Solicitation Statement to all unitholders relating to ratification of the issuance of the units in the Harris Associates transaction (the "Consent Solicitation"). The Consent Solicitation expired on May 30, 1997.

The record date for the Consent Solicitation was April 28, 1997, at which time there were 43,089,168 units outstanding (including 110,000 general partner units owned by MetLife). The result of the consent process was that holders of 34,712,653 units consented, 26,266 units withheld consent and 21,776 units abstained.

Item 5. Other Information.
--------------------------

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

The following calculation of operating cash flow per unit should be read in conjunction with the consolidated financial statements of the Partnership and the notes thereto, filed on Form 10-K for the year ended December 31, 1996. Operating cash flow for the six months ended June 30 follows:

                                             Six Months Ended June 30,
                                     ----------------------------------------
                                              1996                1997
                                     ----------------------------------------
                                       Per Unit    Amount   Per Unit  Amount
                                       ---------  --------  --------  -------
                                        (in thousands, except per unit data)

 Income available for allocation         $ 1.00   $40,284      $0.98  $42,097
 Less non-recurring item                  (0.12)   (4,988)         -        -
                                     ----------------------------------------
   Sub-total                               0.88    35,296       0.98   42,097
 Add amortization of intangibles/1/        0.28    11,482       0.42   18,259
                                     ----------------------------------------
 Operating cash flow/ 2/                 $ 1.16   $46,778      $1.40  $60,356
                                     ========================================
 Distributions declared                  $ 0.99                $1.19
                                     ==========          ===========
 Weighted average units outstanding                40,453              43,088
                                               ==========           =========

1. Amortization of intangibles is a non-cash expense and does not reduce amounts available for cash distributions to unitholders.

2. Operating cash flow per unit should not be construed as an alternative to net income per unit or cash flow from operating activities.

                                   12 of 14

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

(a) Exhibits
------------

None.

(b) Reports on Form 8-K
-----------------------

On May 28, 1997, the Partnership filed a Current Report on Form 8-K regarding the signing of an agreement on May 27, 1997 to acquire certain assets and assume certain liabilities of Snyder Capital Management, Inc.

                                   13 of 14

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



New England Investment Companies, L.P.
--------------------------------------
            Registrant



/s/ G. Neal Ryland                                  August 13, 1997
-------------------------------                  --------------------
G. Neal Ryland                                    Date
Executive Vice President and
Chief Financial Officer



/s/ Stephen D. Martino                              August 13, 1997
------------------------------                   --------------------
Stephen D. Martino                                Date
Senior Vice President and Controller





                                   14 of 14