Form 10-Q
period 1997-09-30
NEW ENGLAND INVESTMENT COMPANIES L P
filed 1997-11-05
CIK 812488

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q




(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________ to_________________________

Commission File Number: 1-9468


                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                    --------------------------------------
            (Exact name of registrant as specified in its charter)



          DELAWARE                                          13-3405992
---------------------------------               --------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

399 Boylston Street, Boston, Massachusetts                     02116
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


                                (617) 578-3500
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No



The issuer is a limited partnership. There were 44,311,453 units of limited partner interest and 110,000 units of general partner interest outstanding on October 31, 1997.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.


                              Index to Form 10-Q


PART I - FINANCIAL INFORMATION
------------------------------


                                                                            Page
                                                                            ----
Item 1.  Financial Statements.
         --------------------
         Consolidated Balance Sheet as of December 31, 1996
          and September 30, 1997                                               3


         Consolidated Statement of Income for the three and nine months
          ended September 30, 1996 and 1997                                    4


         Consolidated Statement of Cash Flows for the nine months
          ended September 30, 1996 and 1997                                    5


         Notes to Consolidated Financial Statements                            6


Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations.                                 10
         -----------------------------------

PART II - OTHER INFORMATION
---------------------------

Item 2.  Changes in Securities.                                               14
         ----------------------

Item 4.  Submission of Matters to a Vote of Security Holders.                 14
         ----------------------------------------------------

Item 5.  Other Information.                                                   14
         ------------------

Item 6.  Exhibits and Reports on Form 8-K.                                    15
         ---------------------------------

SIGNATURES                                                                    16
----------

                        PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.
        --------------------

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                          CONSOLIDATED BALANCE SHEET

                                (in thousands)



                                          December 31, 1996       September 30, 1997
                                          -----------------       ------------------
Assets                                                               (unaudited)
------
Current assets:
  Cash and cash equivalents                  $  49,914                $ 112,728
  Accounts receivable                           66,430                   87,670
  Other                                          6,692                   10,037
                                           -------------            -------------
    Total current assets                       123,036                  210,435
Intangible assets                              527,765                  652,098
Fixed assets                                    19,236                   23,238
Other assets                                    51,621                   49,518
                                           -------------            -------------
    Total assets                             $ 721,658                $ 935,289
                                           =============            =============


Liabilities and Partners' Capital
---------------------------------

Current liabilities:
  Accounts payable and accrued expenses      $  38,651                $  52,432
  Accrued compensation and benefits             43,612                   58,654
  Distribution payable                          20,084                   31,094
  Notes payable                                   -                      27,600
                                           -------------            -------------
    Total current liabilities                  102,347                  169,780
Deferred compensation, benefits and other       28,686                   24,581
Notes payable                                  118,334                  273,333
Deferred purchase consideration                144,027                     -
                                           -------------            -------------
    Total liabilities                          393,394                  467,694
Contingent liabilities (note 3)


Partners' capital                              328,264                  467,595
                                           -------------            -------------

    Total liabilities and partners' capital  $ 721,658                 $935,289
                                           =============            =============



         See accompanying Notes to Consolidated Financial Statements.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                       CONSOLIDATED STATEMENT OF INCOME
                (in thousands, except per unit data, unaudited)

                                                 Three Months Ended              Nine Months Ended
                                                    September 30,                  September 30,
                                             --------------------------      --------------------------
                                                1996            1997            1996            1997
                                             ----------      ----------      ----------      ----------
Revenues
--------
Management and advisory fees                   $ 85,370        $135,079        $248,000        $367,583
Other revenues and interest income                9,645          11,783          31,386          33,278
Gain on partial sale of affiliate                 -               -               4,988           -
                                             ----------      ----------      ----------      ----------
                                                 95,015         146,862         284,374         400,861
                                             ----------      ----------      ----------      ----------
Expenses
--------
Compensation and benefits                        46,123          69,672         134,462         196,861
Restricted unit plan compensation                 4,894             225           7,514             460
Amortization of intangibles                       6,439           9,682          17,921          27,941
Depreciation and amortization                     1,278           1,576           3,764           4,788
Occupancy and equipment                           2,969           3,694           8,304          10,832
Interest expense                                  2,239           5,181           6,488          14,001
Other                                            17,106          29,825          52,461          74,783
                                             ----------      ----------      ----------      ----------
                                                 81,048         119,855         230,914         329,666
                                             ----------      ----------      ----------      ----------

Income before income taxes                       13,967          27,007          53,460          71,195
  Income tax expense                                726             247           2,555           2,573
                                             ----------      ----------      ----------      ----------

Net income                                     $ 13,241        $ 26,760        $ 50,905        $ 68,622
                                             ==========      ==========      ==========      ==========

Net income per unit                            $   0.43        $   0.61        $   1.42        $   1.59
                                             ==========      ==========      ==========      ==========

Distributions declared per unit                $   0.53        $   0.70        $   1.52        $   1.89
                                             ==========      ==========      ==========      ==========

Weighted average units outstanding               42,125          44,479          41,010          43,552
                                             ==========      ==========      ==========      ==========


         See accompanying Notes to Consolidated Financial Statements.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                         (in thousands, unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                           ----------------------
                                                             1996         1997
                                                           -------      ---------
Cash flows from operating activities:
  Net income                                               $ 50,905      $ 68,622
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Amortization of intangibles                             17,921        27,941
     Restricted unit plan compensation                        7,514           460
     Gain on partial sale of affiliate                       (4,988)         -
                                                           ---------    ---------
       Sub-total                                             71,352        97,023
  Depreciation and amortization                               3,764         4,788
  Increase in accounts receivable and other assets           (7,668)      (22,386)
  Increase in accounts payable and other liabilities         14,312        25,218
                                                           ---------    ---------

  Net cash provided by operating activities                  81,760       104,643
                                                           ---------    ---------
Cash flows from investing activities:
    Capital expenditures                                     (4,690)       (7,691)
    Acquisition payments, net cash acquired                  (5,885)      (44,812)
    Proceeds from partial sale of affiliate                   4,988          -
                                                           ---------    ---------
    Net cash used in investing activities                    (5,587)      (52,503)
                                                           ---------    ---------
Cash flows from financing activities:
    Proceeds from notes payable                             110,000       160,000
    Repayment of notes payable                              (80,919)          (50)
    Payment of deferred purchase consideration                 -          (79,635)
    Distributions paid to unitholders                       (55,111)      (69,835)
    Proceeds from exercise of stock options                    -              194
                                                           ---------    ---------
    Net cash provided by (used in) financing activities     (26,030)       10,674
                                                           ---------     --------
    Net increase in cash and cash equivalents                50,143        62,814

Cash and cash equivalents, beginning of period               34,385        49,914
                                                           ---------    ---------
Cash and cash equivalents, end of period                   $ 84,528     $ 112,728
                                                           =========    =========
Cash paid during the period for interest                   $  4,724     $  10,868
                                                           =========    =========
Cash period during the period for income taxes             $  2,459     $   3,066
                                                           =========    =========
Supplemental disclosure of non-cash
  increase in partners' capital                            $  9,723     $ 150,400
                                                           =========    =========


         See accompanying Notes to Consolidated Financial Statements.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The unaudited consolidated financial statements of New England Investment Companies, L.P. (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the annual report of the Partnership filed on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the financial statements of the Partnership at September 30, 1997 and for the three and nine month periods ended September 30, 1996 and 1997.

Certain amounts in prior period financial statements have been reclassified to conform with the 1997 presentation.


NOTE 2 - NET INCOME PER UNIT
----------------------------

Net income per publicly held unit ("net income per unit") follows:


                                                       Three Months Ended                Nine Months Ended
                                                         September 30,                     September 30,
                                                  --------------------------        --------------------------
                                                      1996         1997                1996         1997
                                                      ----         ----                ----         ----
                                                            (in thousands, except per unit data)

   Net income                                        $ 13,241      $ 26,760           $ 50,905       $ 68,622
   Restricted unit plan compensation                    4,894           225              7,514            460
                                                  ------------    ----------        -----------    -----------

   Income available for allocation                   $ 18,135      $ 26,985           $ 58,419       $ 69,082
                                                  ============    ==========        ===========    ===========

   Net income per unit                               $   0.43      $   0.61           $   1.42       $   1.59
                                                  ============    ==========        ===========    ===========

Net income per unit is calculated using the following weighted average units outstanding:

   Weighted average actual units outstanding          37,818         44,328            37,626          43,501

   Incremental units from assumed exercise
     of unit options                                       -            151                 -             51
   Units assumed outstanding to settle
     deferred purchase consideration                   4,307              -             3,384              -
                                                  -----------     ----------        ----------    ------------

   Weighted average units outstanding                 42,125         44,479            41,010          43,552
                                                  ===========     ==========        ==========    ============

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

NOTE 4 - PARTNERSHIP RESTRUCTURING AND TAXATION
-----------------------------------------------

The Taxpayer Relief Act of 1997, signed into law on August 5, 1997, allows the Partnership to elect to extend its grandfathered partnership tax status from year-to-year on an indefinite basis upon payment of an annual 3.5% federal tax on gross income. On September 16, 1997, the Board of Directors approved a plan of Restructuring under which the Partnership will make such an election. Were the Partnership not to make this election, or if it decides in the future not to pay the 3.5% gross income tax, it would become subject to the regular federal corporate income tax, with a maximum rate as high as 35% of taxable income.

The plan provides for the Partnership to be restructured in accordance with the terms of its partnership agreement, which confers broad authority and absolute discretion on the General Partner to effect (or not to effect) one or more restructurings ("Restructurings"). Additional information regarding possible Restructurings is contained under the caption "Possible Future Restructuring of the Partnership" in Item 1 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

Pursuant to the plan of Restructuring approved by the Board of Directors, the Partnership anticipates that, at year-end 1997, all of the Partnership's business and assets (consisting principally of the operating firms owned by the Partnership), subject to all of its liabilities, will be contributed tax free to an operating partnership, NEIC Operating Partnership, L.P. (the "Operating Partnership"). In consideration of the asset contribution, the Partnership will receive the beneficial ownership in the Operating Partnership, consisting of a number of partnership units of that partnership equal to the number of outstanding units of the Partnership. As contemplated by the partnership agreement, certain Partnership unitholders (primarily those who have acquired Partnership units in exchange for contributions of appreciated investment management businesses and certain persons providing ongoing services to the Partnership) may choose to become partners in the Operating Partnership by exchanging Partnership units with the Partnership for an equal number of units of the Operating Partnership. Any such unitholders who do not transfer their ownership to the Operating Partnership and the Partnership's other unitholders (primarily persons who have acquired their Partnership units for cash in the public market) will remain partners in the Partnership.

The Partnership will remain publicly traded and will continue to file public reports with the Securities and Exchange Commission ("SEC"). The Partnership's business will be its ownership participation in the Operating Partnership. In this regard, the Partnership will receive proportionate distributions from the Operating Partnership. The Partnership will pay the 3.5% federal tax on its proportionate share of the Operating Partnership's gross income, in lieu of corporate income tax, so long as the Partnership maintains the applicable election. The Partnership currently expects that it will distribute to its unitholders substantially all of the distributions received from the Operating Partnership after payment of the 3.5% federal tax, any state tax, and any other expenses of the Partnership.

As a result of the unit exchange described above, the Operating Partnership will have a limited number of partners, including the Partnership. Units of the Operating Partnership will not be publicly traded, and there will be no market for such units. Subject to various limitations under federal tax law and regulations and the terms of the partnership agreements of the Partnership and the Operating Partnership and a further agreement to be entered into by them, unitholders of the Operating Partnership would from time to time be permitted to sell their units in the Operating Partnership to the Partnership for cash or units of the Partnership. Any such exchange of units would be on a one-for-one basis, subject to adjustment in the event of changes in the capitalization of the Partnership, including unit repurchases, or the retention of assets or incurrence of liabilities in significant amounts. The Operating Partnership is not expected to pay federal tax on its gross income.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

New England Investment Companies, Inc. ("NEIC, Inc."), the general partner of the Partnership, will also be the managing general partner of the Operating Partnership.

Although the Partnership does not yet know its proportionate ownership in the Operating Partnership, it anticipates that the Partnership will hold a minority interest in the Operating Partnership. Management currently anticipates that, in accordance with generally accepted accounting principles, the financial statements of the Partnership will be presented under the equity method of accounting and that the complete financial statements of the Operating Partnership will be presented in conjunction with the financial statements of the Partnership.

The following sets out the anticipated structure of the Partnership from and after the Restructuring:


[An organization chart appears here. The organization chart shows that the Partnership has an ownership interest in the Operating Partnership, which in turn owns the investment management, distribution and consulting firms comprising the Operating Partnership. The chart shows that both the Partnership and the Operating Partnership will have limited partners. It also shows that NEIC, Inc., the general partner of the Partnership, will be the managing general partner of the Operating Partnership.]



NOTE 5 - TAX CONSIDERATIONS FOR PUBLIC UNITHOLDERS
--------------------------------------------------

As a result of the Omnibus Budget Reconciliation Act of 1993 and a special tax election which the Partnership has made, units purchased in the open market after August 10, 1993 have been or will be allocated a substantial portion of the purchase price of the units as amortization over a fifteen year period. Taking into account such amortization tax benefits (which depend in part on the particular unitholder's purchase price), Partnership distributions are expected to significantly exceed net taxable income for units purchased after August 10, 1993. Amortization deductions will decrease the unitholder's tax basis of such units, and will likely be recaptured as ordinary income upon disposition of the units. Assuming a unit was purchased during December 1996 and is held through December 31, 1997, this unit would have a convention purchase price, as defined in the Partnership Agreement of the Partnership, of $24.25 of which approximately $22.25 is allocated to Section 197 assets. Accordingly, the estimated amortization tax benefit would be $1.48 per unit, or an income tax savings of $0.59 per unit assuming a 40% combined federal and state income tax rate, for the year ended December 31, 1997.

Each year, a Schedule K-1 is sent to each unitholder identifying their amortization tax benefit, if applicable. Under federal tax law, a unitholder is required to pay tax on their allocable share of the Partnership's income regardless of the amount of distributions made by the Partnership. As individual tax situations may vary, each prospective purchaser of units is urged to consult their tax advisor.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 6 - NOTES PAYABLE
----------------------

On April 1, 1997, the Partnership completed the private placement of $160,000,000 of 7.15% Senior Notes due April 1, 2007. The Senior Notes have an effective interest rate of 7.29%, including deferred debt issuance costs which are amortized to interest expense over the term of the Notes. On July 9, 1997 the Partnership issued a short-term note payable of $22,650,000 at 5.91% due January 30, 1998 in connection with an acquisition.

NOTE 7 - EQUITY INCENTIVE PLAN
------------------------------

On August 25, 1997, the unitholders approved the Partnership's 1997 Equity Incentive Plan (the "Incentive Plan"). Under the Incentive Plan, 6,000,000 units were approved for issuance under the terms of the Plan. In addition to options to acquire units (including units of the Operating Partnership following a Restructuring; see Note 4), any of the following incentives may be awarded to participants under the Incentive Plan: unit appreciation rights ("SARs"); restricted units; unrestricted units; awards entitling the recipient to delivery in the future of units or other securities; securities which are convertible into or exchangeable for units and cash bonuses. These awards may be conditioned in whole or in part on the satisfaction of specified performance criteria. The exercise price of options granted under the Incentive Plan may not be less than the fair market value of the underlying units on the date of grant. No awards will be granted under the Incentive Plan after June 16, 2007 (although awards granted prior to that day may continue thereafter). The Incentive Plan is intended to qualify for exemption under Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended. On September 9, 1997, 3,060,000 options were granted to certain employees of the Partnership. Such options vest January 1, 2004, or beginning January 1, 2000, depending upon the attainment of certain unit market values of the Partnership, or ratably over a five year period ending January 1, 2002.

Following the Restructuring described in Note 4, the Partnership's incentive plans are expected to become plans of the Operating Partnership.

NOTE 8 - ACQUISITION
--------------------

On July 9, 1997, the Partnership acquired certain assets and assumed certain liabilities of Snyder Capital Management, Inc., a San Francisco-based investment advisor with $1.1 billion in equity assets under management. Snyder Capital Management specializes in bottom-up, value-oriented, small cap investing. The acquisition has been accounted for under the purchase method of accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations.
        -------------

Any statements in this report that are not historical facts are intended to fall within the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the risks and uncertainties attendant to the Partnership and its business, which may cause actual results to vary materially from what had been anticipated. Certain factors that affect the Partnership have been described in the Partnership's filings with the Securities and Exchange Commission, particularly the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 (under Item 1, "Business--Forward-Looking Statements") and include factors such as conditions affecting fee revenues, reliance on key personnel, competition, regulatory and legal factors, tax considerations and possible future restructurings. Readers are encouraged to review these factors carefully. The descriptions of the planned Restructuring (see Note 4 of the Notes to Consolidated Financial Statements) and the potential financial consequences of the Restructuring and of certain alternatives thereto (see Note 4 and Capital Resources and Liquidity, below) constitute forward-looking statements.

General
-------

Consolidated financial information of the Partnership for the three and nine months ended September 30 follows:


                                                     Three Months Ended                   Nine Months Ended
                                                       September 30,                        September 30,
                                               ----------------------------        ----------------------------
                                                   1996             1997                1996            1997
                                                   ----             ----                ----            ----
                                                          (in thousands, except per unit data)
Total revenues                                   $ 95,015         $146,862            $284,374        $400,861

Total expenses                                     81,774          120,102             233,469         332,239
                                               -----------     ------------        ------------    ------------

Net income                                     $   13,241      $    26,760          $   50,905     $    68,622
                                               ===========     ============        ============    ============
Net income per unit                            $     0.43      $      0.61          $     1.42     $      1.59
                                               ===========     ============        ============    ============

Distributions declared per unit                $     0.53      $      0.70          $     1.52     $      1.89
                                               ===========     ============        ============    ============

Operating cash flow/1/                         $   24,574      $    36,667          $   71,352     $    97,023
                                               ===========     ============        ============    ============

Operating cash flow per unit/1/                $     0.58      $      0.82          $     1.74     $      2.23
                                               ===========     ============        ============    ============

Weighted average units outstanding                 42,125           44,479              41,010          43,552
                                               ===========     ============        ============    ============

1. Operating cash flow represents net income adjusted for amortization of intangibles, restricted unit plan compensation and non-recurring items. Operating cash flow per public unit ("operating cash flow per unit") should not be construed as an alternative to net income per unit or cash flow from operating activities.

Statement of Income for the Three Months Ended September 30, 1997 Compared to
-----------------------------------------------------------------------------
the Three Months Ended September 30, 1996
-----------------------------------------

Net income of $26.8 million or $0.61 per unit for the three months ended September 30, 1997 increased $13.6 million from net income of $13.2 million or $0.43 per unit for the three months ended September 30, 1996. The increases primarily reflect higher revenues due to increases in assets under management from both internal growth and acquisitions.

Total revenues of $146.9 million for the three months ended September 30, 1997 increased $51.9 million (or 55%) from total revenues of $95.0 million for the same quarter last year. The increase primarily reflects increases in assets under management from both internal growth and acquisitions. Additionally, the increase in equity assets under management, with higher investment management fees compared to fixed income assets, contributed to the growth in revenues.

Compensation and benefits of $69.7 million for the three months ended September 30, 1997 increased $23.5 million compared to the same quarter last year and consisted of 53% base compensation and 47% variable compensation. The increase in variable compensation of $12 million resulted from subsidiary incentive payments based on profitability, portfolio performance and sales growth. The increase in base compensation of $11 million resulted primarily from new affiliates which were not included in 1996 results.

Restricted unit plan compensation expense of $0.2 million for the three months ended September 30, 1997 decreased $4.7 million from the same quarter last year, reflecting the vesting of substantially all restricted units in August 1996 in accordance with the terms of the plan.

Amortization of intangibles of $9.7 million for the three months ended September 30, 1997 increased $3.2 million from the same quarter last year due to acquisitions.

Interest expense of $5.2 million for 1997 increased $2.9 million from the same quarter last year, primarily reflecting the $160.0 million of notes payable issued on April 1, 1997 for the financing of acquisitions.

Other expense of $29.8 million for the three months ended September 30, 1997 increased $12.7 million from the same quarter last year. The increase results from higher general and administrative expenses associated with expanded business activities and acquisitions.

Statement of Income for the Nine Months Ended September 30, 1997 Compared to the
--------------------------------------------------------------------------------
Nine Months Ended September 30, 1996
------------------------------------

Net income of $68.6 million or $1.59 per unit for the nine months ended September 30, 1997 increased $17.7 million from $50.9 million or $1.42 per unit for the nine months ended September 30, 1996. The increases primarily reflect higher revenues due to increases in assets under management from both internal growth and acquisitions.

Total revenues of $400.9 million for the nine months ended September 30, 1997 increased $116.5 million (or 41%) from total revenues of $284.4 million for the same period last year. The increase primarily reflects increases in assets under management from both internal growth and acquisitions. Additionally, the increase in equity assets under management, with higher investment management fees compared to fixed income assets, contributed to the growth in revenues. A $5.0 million non-recurring gain on the partial sale of the Partnership's interest in its affiliate, Capital Growth Management Limited Partnership, was realized during the first quarter of 1996, completing the agreement to reduce the Partnership's ownership interest to 50%.

Compensation and benefits of $196.9 million for the nine months ended September 30, 1997 increased $62.4 million compared to the same period last year and consisted of 53% base compensation and 47% variable compensation. The increase in variable compensation of $33 million resulted from subsidiary incentive payments based on profitability, portfolio performance and sales growth. The $29 million increase in base compensation resulted primarily from new affiliates which were not included in 1996 results.

Restricted unit plan compensation expense of $0.5 million for the nine months ended September 30, 1997 decreased $7.0 million from the same period last year, reflecting the vesting of substantially all restricted units in August 1996 in accordance with the terms of the plan.

Amortization of intangibles of $27.9 million for the nine months ended September 30, 1997 increased $10.0 million from the same period last year due to acquisitions.

Interest expense of $14.0 million for the nine months ended September 30, 1997 increased $7.5 million from the same period last year reflecting the $160.0 million of notes payable issued on April 1, 1997 for the financing of acquisitions.

Other expense of $74.8 million for the nine months ended September 30, 1997 increased $22.3 million from the same period last year. The increase results from higher general and administrative expenses associated with expanded business activities and acquisitions.

Capital Resources and Liquidity
-------------------------------

Operating cash flow not required for normal business operations and working capital needs, including support of the Partnership's growth strategy, is generally distributed to unitholders each quarter. Distributions to unitholders are typically declared during the last month of calendar quarters. On September 16, 1997, the Partnership declared a regular distribution of $0.53 per unit and a special distribution of $0.17 per unit as compared to the $0.53 regular distribution declared for the third quarter of 1996. The Partnership has the ability to make distributions in excess of net income due to its non-cash amortization expense. For the nine months ended September 30, 1997, total distributions paid to unitholders were $69.8 million as compared to $55.1 million for the same period last year.

Cash and cash equivalents at September 30, 1997 of $112.7 million increased $62.8 million from December 31, 1996. The increase resulted from the proceeds of the issuance of $160.0 million of 7.15% Senior Notes due April 1, 2007, reduced by the $79.6 million additional cash payment made in connection with the 1995 acquisition of Harris Associates and a $43.0 million payment for the acquisition of Jurika & Voyles. Additionally, approximately 6 million units were issued for acquisitions and settlement of the Harris Associates deferred purchase obligation. Higher net income and amortization of intangibles also contributed to the increase in cash and cash equivalents.

The Partnership has contingent payment obligations resulting from certain acquisitions that depend upon the attainment of revenue targets through 2000. Such obligations are not expected to have a material impact on the capital resources of the Partnership.

The Partnership plans to implement a Restructuring and its operations will be subject to a 3.5% federal tax on gross income beginning in 1998 (see Note 4 of Notes to Consolidated Financial Statements). According to an analysis of the results of operations for the first nine months of 1997, the 3.5% federal gross income tax would have reduced distributable cash flow per unit of the Partnership after the Restructuring (representing distributions received from the Operating Partnership less the gross income tax expense) for such nine month period by approximately 16%.

The Partnership had $185 million of available lines of credit at September 30, 1997.

Assets Under Management
-----------------------

A summary of assets under management follows:


                                                           September 30,     December 31,      September 30,
                                                               1996             1996              1997
                                                               ----             ----              ----
      By Client Type (in billions):
          Institutional                                      $   57           $   66            $   77
          Mutual funds                                           23               25                32
          Private accounts and other                              5                9                12
                                                             ------           ------            ------
                                                             $   85           $  100            $  121
                                                             ======           ======            ======

                                                           September 30,     December 31,      September 30,
                                                               1996             1996              1997
                                                               ----             ----              ----
      By Asset Class:
          Equity                                                 40%              42%               47%
          Fixed Income                                           46               43                41
          Money Market                                           10                8                 7
          Real Estate                                             4                7                 5
                                                             ------           ------            ------
                                                                100%             100%              100%
                                                             ======           ======            ======

At September 30, 1997, assets under management of $121 billion increased $21 billion (or 21%) as compared to $100 billion at December 31, 1996, resulting primarily from growth in equity mutual funds, and fixed income and equity institutional accounts.

                          PART II - OTHER INFORMATION

Item 2.  Changes in Securities.
------------------------------

During the quarter ended September 30, 1997, the Registrant issued or sold an aggregate of 1,358,118 units in connection with: complete or partial payment of the purchase price in business acquisitions; employment arrangements entered into in connection with prior business acquisitions; and incentive awards of restricted units to executives. In each case, the units were issued or sold to either a limited number of sophisticated sellers or executives of the acquired businesses or executives of the Registrant or a subsidiary in transactions that were exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act") and the rules contained in Regulation D thereunder. The dates of issuance and the number of units issued were as follows: July 9, 1997 - 975,006 units; July 31, 1997 - 350,612 units; and
September 9, 1997 - 32,500 units. The Registrant in all cases received non-cash consideration for the issuance or sale, consisting of either assets of an acquired business or services, in negotiated amounts, or as otherwise authorized by the Board of Directors or the Compensation Committee of the General Partner of the Registrant.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

On August 25, 1997, the Registrant held a Special Meeting of Unitholders to consider the adoption of the Registrant's 1997 Equity Incentive Plan. At the meeting, unitholders voted the units held by them as follows: 35,820,564 units in favor; 389,269 units against; and 175,235 units abstained. There were no broker nonvotes.

Item 5. Other Information.
-------------------------

Certain Operating Policies

The Partnership currently distributes to unitholders operating cash flow not required for normal business operations and working capital needs, including support of the Partnership's growth strategy. Management defines operating cash flow as net income adjusted for amortization of intangibles, restricted unit plan compensation and non-recurring items. Management does not consider capital gains as part of operating cash flow.

The following calculation of operating cash flow per unit should be read in conjunction with the consolidated financial statements of the Partnership and the notes thereto, filed on Form 10-K for the year ended December 31, 1996. Operating cash flow for the nine months ended September 30 follows:


                                                                   Nine Months Ended September 30,
                                             ----------------------------------------------------------------------
                                                           1996                                   1997
                                             ----------------------------------        ----------------------------
                                               Per Unit               Amount             Per Unit        Amount
                                               --------               ------             --------        ------
                                                               (in thousands, except per unit data)
    Income available for allocation            $   1.42              $ 58,419            $   1.59         $ 69,082
    Less non-recurring item                       (0.12)               (4,988)                  -                -
                                             ------------         -------------        -----------      -----------
      Sub-total                                    1.30                53,431                1.59           69,082
    Add amortization of intangibles/1/             0.44                17,921                0.64           27,941
                                             ------------         -------------        -----------      -----------

    Operating cash flow/2/                     $   1.74              $ 71,352            $   2.23         $ 97,023
                                             ============         =============        ===========      ===========

    Distributions declared                     $   1.52                                  $   1.89
                                             ============                              ===========

    Weighted average units outstanding                                 41,010                               43,552
                                                                  =============                         ===========

1. Amortization of intangibles is a non-cash expense and does not reduce amounts available for cash distributions to unitholders.

2. Operating cash flow per unit should not be construed as an alternative to net income per unit or cash flow from operating activities.

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

(a) Exhibits
------------

10.1 1997 Equity Incentive Plan - Incorporated by reference to Annex A to the Registrant's Proxy Statement dated July 23, 1997.

27.    Financial Data Schedule.

(b) Reports on Form 8-K
-----------------------

None.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



New England Investment Companies, L.P.
--------------------------------------
           Registrant



/s/ G. Neal Ryland                                  November 5, 1997
------------------------------------------          -----------------------
G. Neal Ryland                                      Date
Executive Vice President and
Chief Financial Officer



/s/ Stephen D. Martino                              November 5, 1997
------------------------------------------          -----------------------
Stephen D. Martino                                  Date
Senior Vice President and Controller