Form 10-K
period 1997-12-31
NEW ENGLAND INVESTMENT COMPANIES L P
filed 1998-02-23
CIK 812488

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the fiscal year ended December 31, 1997 OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

                         Commission File Number 1-9468

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              13-3405992
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

     399 BOYLSTON STREET, BOSTON,                       02116
             MASSACHUSETTS                           (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

       Registrant's telephone number, including area code (617) 578-3500

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class              Name of each exchange on which
   UNITS OF LIMITED PARTNER INTEREST                 registered
                                               NEW YORK STOCK EXCHANGE

          Securities registered pursuant to section 12(g) of the Act:
                                     NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of units of limited partner interest held by non-affiliates of the registrant at February 13, 1998 (based on the closing price at which the units were sold on the New York Stock Exchange) was approximately $199 million.

  The issuer is a limited partnership. There were 6,185,500 units of limited partner interest and 110,000 units of general partner interest outstanding at February 13, 1998.

                                    PART I

ITEM 1. BUSINESS.

BACKGROUND

  New England Investment Companies, L.P. ("NEIC" or the "Partnership") is a publicly-traded limited partnership. Its primary business is acting as the advising general partner of NEIC Operating Partnership, L.P. (the "Operating Partnership"). NEIC's main asset consists of units representing a general partner's interest in the Operating Partnership. The Operating Partnership is a major investment manager that offers a broad array of investment management products and styles across a wide range of asset categories to institutions, mutual funds and private clients. The business of the Operating Partnership is conducted through affiliated investment management and distribution and consulting firms, all but one of which are wholly owned by the Operating Partnership.

  The 1993 Combination. The business now conducted by the Operating Partnership resulted from the combination (the "Combination"), on September 15, 1993, of the businesses of New England Investment Companies, Inc. ("Old NEIC"), a wholly owned subsidiary of New England Mutual Life Insurance Company ("New England Mutual"), and Reich & Tang L.P. ("Reich & Tang"), a publicly-traded investment manager listed on the New York Stock Exchange. The Combination was accomplished by the contribution by New England Mutual of the businesses and substantially all of the assets of Old NEIC to Reich & Tang in exchange for partnership units. Reich & Tang had, prior to the Combination, approximately 10 million units of partner interest outstanding, and issued 22 million units of partner interest to New England Mutual in the Combination. At the time of the Combination, the Partnership adopted its current name.

  Old NEIC traced its origins to: the acquisition by New England Mutual of Loomis, Sayles & Company, a major investment management firm, in 1968; the organization by New England Mutual of specialized investment management subsidiaries from its internal resources during the 1980's; the creation of start-up asset management firms by the attraction of outside managers during the early 1990's; and the formation of various marketing and other support organizations. Reich & Tang had been organized as a Delaware limited partnership in 1987 to succeed to substantially all the business of Reich & Tang, Inc. ("RTI"), which had originally been organized in 1970 as an investment management firm.

  At the time of the Combination, a new corporation named New England Investment Companies, Inc. became the sole general partner of the Partnership (the "General Partner"), succeeding Reich & Tang, Inc. In August 1996, New England Mutual merged with Metropolitan Life Insurance Company ("MetLife"), which succeeded to the interests of New England Mutual in the Partnership and the General Partner. The General Partner is a wholly owned subsidiary of MetLife.

  Beginning in 1995, the Partnership has made several major acquisitions of investment advisory businesses as described under "Business--Acquisition Strategy" below.

  The 1997 Restructuring. In December 1997, the General Partner implemented a Restructuring of NEIC that involved a determination to elect to maintain NEIC's partnership tax status under terms provided in the Taxpayer Relief Act of 1997 and the formation of the Operating Partnership. See "Business--1997 Restructuring of the Partnership" for more information regarding the Restructuring.

  The General Partner of NEIC is also the managing general partner of the Operating Partnership, and NEIC is the advising general partner of the Operating Partnership. As of December 31, 1997, MetLife beneficially owned (through the General Partner) all of the Partnership's 110,000 units of general partner interest ("GP units"), 207,900 (3.4%) of the Partnership's units of limited partner interest ("units") and 20,716,000 (46.6%) of the Operating Partnership's units of partner interest ("Operating Partnership units"). In the aggregate, MetLife owned general partner and limited partner interests in NEIC and the Operating Partnership representing 47.3% of the economic interests in the business of the Operating Partnership.

GENERAL

  As the primary source of income and cash flows of the Partnership consists of equity in earnings of and distributions paid by the Operating Partnership, the following discussion focuses primarily on the activities of the Operating Partnership. The Partnership and the Operating Partnership are at times referred to herein together as the "Partnerships."

  The business of the Operating Partnership is conducted through eleven investment management firms (the "Investment Management Firms") and four principal distribution and consulting firms (the "Distribution and Consulting Firms" and, together with the Investment Management Firms, the "Firms" or "Subsidiaries"), all but one of which are wholly owned by the Operating Partnership. The Operating Partnership's assets under management include equity and domestic and international fixed income securities, money market funds and real estate.

  The Operating Partnership's strategy is to capitalize on growth opportunities for investment management services in the institutional, mutual fund and private client markets. The Operating Partnership operates through a decentralized organization that enables its Firms to implement their own distinct investment specialties and philosophies. The Operating Partnership believes this approach fosters an entrepreneurial environment that encourages the development of new, innovative investment management products and services, while maintaining access to the significant resources of the larger organization. The Operating Partnership supports the Firms' existing businesses and new initiatives that demonstrate substantial potential for growth in assets under management by allocating capital and other resources to those businesses and initiatives. In addition, the Operating Partnership and the Firms identify opportunities for joint marketing efforts, enhanced distribution of investment products (such as mutual funds) and operational efficiencies across the organization.

  The Investment Management Firms are primarily responsible for developing and implementing their own investment philosophy, business plans and management fee schedules. Each Investment Management Firm manages its business independently on a day-to-day basis and maintains an image and identity that is separate from both the Operating Partnership and the other Investment Management Firms.

  The Operating Partnership makes available distribution, consulting and administrative services that the Investment Management Firms draw upon as needed. These services include assistance in marketing and product development. The Operating Partnership also provides several of the Firms with certain financial, management information, employee benefits and administrative support services.

  The Operating Partnership seeks to grow by expanding the Investment Management Firms' capabilities; selectively pursuing the acquisition of investment management firms; increasing and focusing its marketing efforts; and selectively expanding its distribution channels.

ACQUISITION STRATEGY

  The Operating Partnership seeks to increase cash flow and unitholder distributions through internal growth and the acquisition of investment management firms serving institutions, mutual funds and private clients. The Operating Partnership generally seeks acquisitions that, either on a current basis or over time, would be expected to increase cash flow available for distribution to unitholders.

  The Partnerships have identified several key aspects of the general acquisition strategy. In accordance with this strategy, the Partnerships expect to preserve the independent identity of acquired firms, which (as in the case of the current Investment Management Firms) would operate with substantial autonomy, retaining control of investment decisions, investment philosophy and day-to-day operations. The Operating Partnership would generally have minority representation on the board managing the acquired firm, and the firm's executive personnel would be responsible for reviewing their firm's results, plans and budgets. Key employees would generally be expected to continue as active participants in the acquired business under employment agreements executed at the time of acquisition.

  Consideration for acquisitions is expected to include cash (including cash from borrowings), Operating Partnership units, possibly NEIC units and future contingent payments. Other employment incentives are frequently provided for. The Partnerships are prepared to consider various types of financial arrangements with the owners of an acquired firm depending on their circumstances, including tailored incentive plans. Substantially all of these plans result in the management of the acquired company participating in the ongoing success of the business they manage. Such plans may mirror or present equity-like participation in the particular firm. Under the Partnerships' strategy for possible acquisitions, key employees of acquired firms may be compensated through firm profit-sharing plans and bonus compensation plans. These plans can be structured so that the next "generation" of management will have the opportunity to participate in the growth of the firm, while the current principals retain a portion of their cash flow interest directly in the firm. The Operating Partnership will typically seek to obtain employment and non-competition agreements from key managers.

  The Operating Partnership may make support available to acquired firms in appropriate situations, through capital advances (for internal growth, the acquisition of compatible businesses or as seed capital for new product launches) and through services, including mutual fund and institutional marketing services.

  The Partnership made its first major acquisition in September 1995, when it acquired the business of Harris Associates L.P. ("Harris") with $7.1 billion of assets under management at the time of acquisition. The Partnership continued to implement its acquisition strategy in 1996. In May 1996, the Partnership acquired the business of Vaughan, Nelson, Scarborough & McConnell ("VNSM"), an investment advisory firm located in Houston, Texas, with $1.6 billion of assets under management at the time of acquisition. In December 1996, the Partnership completed the acquisition of the business of Aldrich, Eastman & Waltch, L.P., a Boston-based real estate investment advisory firm having $4 billion of assets under management at the time of acquisition. The operations of Aldrich, Eastman & Waltch were combined with those of NEIC's real estate advisory subsidiary, Copley Real Estate Advisors, Inc. ("Copley"), to form a firm that operates under the name "AEW Capital Management" ("AEW Capital"). At year-end 1996, the Partnership acquired the business of Jurika & Voyles, Inc., an Oakland, California-based investment management company with approximately $5.6 billion in assets under management at the time of acquisition.

  In 1997, NEIC and the Operating Partnership completed the acquisitions of the businesses of Snyder Capital Management ("Snyder Capital") and Daniel Breen & Company ("Daniel Breen & Company"). Snyder Capital is a San Francisco-based value manager that managed approximately $1.2 billion of assets at the time of acquisition, primarily in small- to mid-capitalization companies. The acquisition of Snyder Capital was completed in July 1997. The operations of Daniel Breen & Company, with approximately $2.2 billion under management at the time of acquisition, were consolidated with those of Vaughan, Nelson, Scarborough & McConnell in December 1997, which was renamed Vaughan, Nelson, Scarborough & McCullough. VNSM also acquired Breen Trust Company (subsequently renamed VNSM Trust Company), which provides trust services in conjunction with VNSM investment management services.

  The market for investment management firms has continued to be active, with many firms seeking to be acquired or forming strategic partnerships. At the same time, the competition to acquire successful firms has increased significantly. The success of the Partnerships' acquisition strategy will depend on their ability to offer terms competitive in the marketplace. The Partnerships continue to actively evaluate investment management firms for potential acquisition as part of the growth strategy. However, there can be no assurance that suitable acquisition candidates can be located or that appropriate agreements with them can be reached or completed, or that any acquired business will perform as expected following acquisition.

ASSETS UNDER MANAGEMENT

  The following table summarizes the assets under management of the Firms at December 31 as if all acquisitions had occurred on December 31, 1993:

                                                       1993 1994 1995 1996 1997
                                                       ---- ---- ---- ---- ----
                                                            (IN BILLIONS)
   Institutional...................................... $49  $51  $63  $ 69 $ 80
   Mutual Funds.......................................  15   16   20    25   33
   Private Accounts and Other.........................   6    7    8    10   12
                                                       ---  ---  ---  ---- ----
                                                       $70  $74  $91  $104 $125
                                                       ===  ===  ===  ==== ====

INVESTMENT MANAGEMENT FIRMS

  NEIC Operating Partnership, L.P. currently has eleven Investment Management Firms, each of which follows an independent investment strategy and philosophy. The following is a brief description of their respective businesses.

  Loomis, Sayles & Company, L.P. ("Loomis Sayles"). Loomis Sayles was established in 1926 and was acquired by New England Mutual in 1968. At December 31, 1997, Loomis Sayles managed approximately one-half of all assets managed by the Investment Management Firms.

  Loomis Sayles actively manages portfolios of publicly traded fixed-income securities, equity securities and other financial instruments for a client base consisting of institutional clients (with the largest client groups being corporate, governmental and union pension funds), endowments and foundations, and third-party corporate investment portfolios. Loomis Sayles also manages assets for high net worth individuals and advises the Loomis Sayles Funds.

  Loomis Sayles has offices in eleven cities nationwide providing investment management services to clients. Each office maintains its own independent investment strategies and styles tailored to its particular investment expertise and client mix, subject to the requirement that portfolios generally be constructed from securities which are followed by Loomis Sayles' centralized research group. Loomis Sayles utilizes an internal national marketing group to supplement and coordinate the marketing efforts of the professionals in the various offices, to broaden the firm's geographic representation, and to better focus on Loomis Sayles' relationships with major investment management consultants.

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

  AEW Capital Management, L.P. ("AEW Capital"). In December 1996, the Partnership completed the acquisition of Aldrich, Eastman & Waltch, L.P. ("Aldrich, Eastman"), a Boston-based real estate investment advisory firm. These operations were combined with those of NEIC's real estate advisory subsidiary, Copley Real Estate Advisors, Inc., to form a firm that operates under the name "AEW Capital Management." With its combined knowledge of real estate and capital markets, the firm emphasizes high-yield debt and equity strategies, real estate securities and maximizing the investment performance and liquidity of its clients' existing real estate portfolios.

  Back Bay Advisors, L.P. ("Back Bay"). Established in 1986 as a spin-off from New England Mutual, Back Bay manages mutual funds in two mutual fund groups sponsored by affiliates, as well as institutional funds for the pension and foundation marketplace and a portion of MetLife's general account ("General Account"). Back Bay's principal investment specialty is fixed-income management with an emphasis on yield curve management, low volatility, and higher quality portfolios.

  Jurika & Voyles, L.P. ("Jurika & Voyles"). Effective January 1, 1997, the Partnership completed the acquisition of Jurika & Voyles, Inc., an Oakland, California-based investment management firm founded in 1983. Jurika & Voyles provides investment advisory services to institutions, individuals and mutual funds utilizing a fundamental, research-driven investment approach which seeks to invest at opportunistic prices in the stock of companies exhibiting growth in cash flow.

  Reich & Tang Funds ("R&T Funds"). Established in 1974, R&T Funds, a division of Reich & Tang Asset Management L.P., manages mutual funds that are marketed primarily through brokerage houses and regional commercial banks, many of which offer the funds to customers as their own "private label" products. In addition, it acts as administrator for mutual funds advised by others and for the equity funds managed by Reich & Tang Capital Management.

  Reich & Tang Capital Management ("R&T Capital Management"). Established in 1970, R&T Capital Management, a division of Reich & Tang Asset Management L.P., manages mutual funds, private investment partnerships and equity securities for institutions and individuals. R&T Capital Management emphasizes fundamental research and its philosophy is to seek investment opportunities in companies with small to medium market capitalizations, strong management, significant market share and relatively low risk.

  Snyder Capital Management, L.P. ("Snyder Capital"). In July 1997, the Partnership completed the acquisition of Snyder Capital, a San Francisco, California-based investment advisory firm. Snyder Capital provides investment advisory services primarily to institutions and high net worth individuals and families, and specializes in investing in small- to mid-capitalization equities.

  Vaughan, Nelson, Scarborough & McCullough, L.P. ("VNSM"). In May 1996, the Partnership acquired VNSM, a Houston, Texas-based investment advisory firm. VNSM manages equity, fixed income and balanced portfolios for foundations, endowments, institutions and high net worth individuals. The Operating Partnership acquired and consolidated the operations of Daniel Breen & Company into VNSM in December 1997. The acquisition expanded the professional investment management personnel and the range of product offerings at VNSM, including the provision of trust services through a subsidiary.

  Westpeak Investment Advisors, L.P. ("Westpeak"). Established in 1991, Westpeak provides customized equity management for institutional investors, such as pension plans, foundations and endowments, and mutual funds, utilizing an active, quantitative research capability. Investment management styles include large and small capitalization equities, with optional value and growth biases.

  Capital Growth Management Limited Partnership ("CGM"). CGM provides investment management services for mutual funds and for a limited number of large institutions and individual clients. CGM follows primarily an aggressive, growth-oriented strategy. CGM was established in 1990 through a spin-off of its operations from Loomis Sayles. As of December 31, 1997, the Operating Partnership held a 50% limited partnership interest in CGM. The remaining interest is primarily held by its corporate general partner which is owned by CGM's principals. The Operating Partnership regards its interest in CGM as a passive investment and accounts for this interest using the equity method. All assets under management of CGM are included in consolidated assets under management.

DISTRIBUTION AND CONSULTING FIRMS

  The Operating Partnership and its Distribution and Consulting Firms provide the Investment Management Firms with a network of distribution, marketing and administrative services. The compensation arrangements for the Distribution and Consulting Firms generally are set out in written agreements, and provide for compensation through commissions, trailing fees based on assets retained under management, consulting fees, and fixed and transaction fees for administrative and other services.

  New England Funds, L.P. ("NEF"). NEF or a subsidiary serves as the distributor, transfer agent and administrator of the twenty-three mutual funds in the New England Funds Group. NEF is responsible for product development, marketing, and shareholder services and relations for the New England Funds Group, which had approximately 410,000 shareholder accounts at December 31, 1997.

  NEF distributes mutual funds through the retail sales networks of regional and national brokerage firms. The largest of its relationships is with New England Securities Corporation ("NES"), a broker-dealer subsidiary of New England Life Insurance Company ("New England Life"), which is a subsidiary of MetLife.

  New England Investment Associates, Inc. ("NEIA"). Established in 1989, NEIA provides institutional marketing and consulting services to the Operating Partnership and certain of the Investment Management Firms. NEIA also assists the Operating Partnership in identifying and designing new product opportunities which may be offered through existing subsidiaries, new ventures or acquired companies.

  Graystone Partners L.P. ("Graystone"). Graystone serves as a consultant and marketing agent with respect to asset allocation and management services provided to individuals and families of substantial wealth.

  Financial Advisor Services ("FAS") FAS is a division of the Operating Partnership that assists in the marketing and distribution of mutual funds advised by various of the Investment Management Firms through financial planners and advisors.

PRIMARY MARKETS

  The two primary markets for the investment management services offered by the Investment Management Firms are the institutional and mutual fund markets. Several of the Investment Management Firms also actively participate in the market for individually managed private accounts for high net worth individuals.

  The Institutional Market. The institutional market for investment management services includes corporate, government and union pension plans, endowments and foundations and corporations purchasing investment management services for their own account. All of the Operating Partnership's Investment Management Firms serve the institutional market.

  The Investment Management Firms market their services to the institutional market through a number of channels. Several of the Investment Management Firms employ full-time marketing or client relations specialists to serve the institutional market while others receive marketing assistance from the Operating Partnership and NEIA, one of the Distribution and Consulting Firms. The Operating Partnership believes that significant cross-marketing opportunities exist within each Investment Management Firm, particularly with respect to the large client and consultant-driven markets. In addition to the efforts of full-time marketing professionals, senior management personnel and investment professionals at most of the Investment Management Firms actively market their respective firm's services to institutional clients.

  Mutual Funds. The Investment Management Firms advise or sub-advise a total of ninety-nine mutual funds, the great majority of which are grouped into seven fund "families" and are marketed through a variety of channels, as set out below. In addition, the Operating Partnership provides marketing assistance to its subsidiaries through initiatives it has undertaken in the financial advisor, broker-dealer wrap and large plan 401(k) channels.

   The Oakmark Family of Funds consist of five equity funds and one balanced fund managed by Harris Associates L.P. and marketed on a no-load basis. At December 31, 1997, the total assets of The Oakmark Family of Funds, all of which are managed by Harris, were approximately $11 billion. The fund family includes the $7.3 billion Oakmark Fund and the $1.2 billion Oakmark International Fund.

   The Reich & Tang Funds consist of one fixed income, two equity and fourteen money market funds marketed on a no-load basis. The money market funds are offered primarily on a "private label" basis through financial intermediaries to their customers. At December 31, 1997, the total assets in the Reich & Tang Funds were approximately $7 billion, all of which are managed by Reich & Tang Asset Management, L.P.

   The New England Funds Group consists of ten fixed income, nine equity, one balanced and three money market funds marketed on a commission basis through broker-dealers, including New England Securities, which serves as broker-dealer for the insurance agent field force of New England Life. At December 31, 1997, the total assets in the New England Funds that were advised or sub-advised by various of the Investment Management Firms were approximately $7 billion.

   The New England Zenith Funds consist of 14 mutual funds sponsored by New England Life that serve as the underlying investment vehicle for variable annuity and variable life insurance products issued by New England Life and MetLife and sold through insurance agent field forces of New England Life and MetLife. Various of the Investment Management Firms advise or subadvise nine of the funds in the New England Zenith Funds, with total assets of $2.5 billion at December 31, 1997.

   The Loomis Sayles Funds consist of eight fixed income funds and nine equity funds managed by Loomis Sayles that are marketed on a no-load basis primarily through financial intermediaries to their customers. At
   December 31, 1997, total assets were approximately $1.8 billion.

   The Loomis Sayles Investment Trust offers six fixed income funds and one equity fund managed by Loomis Sayles. Each fund is marketed on a no-load basis to institutional investors. At December 31, 1997, total assets were approximately $0.4 billion.

   The Jurika & Voyles Funds consist of one balanced and two equity funds managed by Jurika & Voyles that are marketed on a no-load basis primarily through financial intermediaries to their customers. At December 31, 1997, total assets were approximately $0.3 billion.

   The CGM Funds consist of two fixed income funds, three equity funds and one balanced fund marketed on a no-load basis. At December 31, 1997, total assets in the CGM Funds, all of which are managed by CGM, were approximately $2.5 billion.

  In addition, the Investment Management Firms advise or sub-advise 11 funds not included in the above groups with total assets of $0.9 billion at December 31, 1997.

INVESTMENT MANAGEMENT AGREEMENTS AND FEES

  Services to Clients. The investment management accounts of the Investment Management Firms generally are managed pursuant to written investment management agreements with clients which, with limited exceptions, are terminable at any time or upon relatively short notice (typically 30-60 days) by either party.

  Services generally are offered on a discretionary basis, where an Investment Management Firm would make the investment decisions for the assets under management, and in certain cases on an advisory basis, where the firm recommends securities and investment policies and strategies to its clients. The Investment Management Firms' contracts may not be assigned without the consent of the client. Investment management agreements with mutual funds may be terminated at any time by the fund upon 60 days' notice, and terminate automatically in the event of their assignment. For purposes of all contracts entered into by those Investment Management Firms which are investment advisors registered with the Commission, "assignment" of investment management contracts is defined to include certain changes in ownership of the Operating Partnership (or its managing general partner) or the Investment Management Firms themselves.

  In providing investment management services, the Investment Management Firms are principally compensated on the basis of fees calculated as a percentage of assets under management. For most of the Investment Management Firms, the fee schedules typically provide lower incremental fees above certain levels of managed assets. In some instances, the amount of the fee depends upon performance, usually by reference to a pre-established benchmark.

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

  Services to MetLife General Account. As of December 31, 1997, certain of the Investment Management Firms managed approximately $5.6 billion of MetLife's General Account assets. These services were provided principally under separate investment management agreements (the "Management Agreements") with several of the Investment Management Firms and contain market-based fees that vary depending upon the class of asset advised and investment objectives. The Partnership received a total of $15.8 million in fees under these arrangements in 1997.

  Certain Investment Management Risk Considerations. Investment management firms are from time to time subject to claims for client losses or other amounts arising out of investment performance or other service that does not meet clients' expectations, particularly with respect to use of more innovative investment strategies.

  In addition, as a real estate investment manager, one of the Operating Partnership's investment management firms, AEW Capital Management, L.P., is subject to a number of special considerations. Real estate investment portfolios are, by their terms, generally liquidated over an investment period, creating a continual need to attract new assets in order to achieve asset growth. In addition, real estate investment managers may be subject to certain potential risks as a result of the structures used for client investment that are not characteristic of the risks for other investment managers, such as the possibility that such managers might be responsible for tort and environmental claims and, in a limited number of cases, for property debt.

COMPETITION

  The investment management business is highly competitive. The Operating Partnership and its Firms compete with a large number of investment management firms, commercial banks, insurance companies and others, many of which are larger and have access to greater resources. The Operating Partnership believes that the most important factors affecting competition for clients are: the abilities, performance records and reputations of investment managers; the ability to hire and retain key investment managers; the effectiveness of marketing programs; the development of new investment strategies and information technologies; and competitiveness in fees and investor service. The Operating Partnership's ability to increase assets under management and to retain such assets could be adversely affected if client accounts underperform the market or the Operating Partnership's competitors and if key investment managers leave the Operating Partnership's investment management firms. The Operating Partnership's competitive position also is dependent, in part, on the relative attractiveness of the types of investment products offered and investment philosophies, strategies and methods of the Operating Partnership's various Investment Management Firms under prevailing market conditions.

REGULATION

  The business of the Operating Partnership and the Firms is subject to extensive governmental regulation and supervision in much of its operations by the SEC and other federal, state and foreign regulatory bodies. The Investment Management Firms are subject to the Investment Advisers Act of 1940, and the mutual funds that they advise, distribute or administer are subject to the Investment Company Act of 1940. Various Operating Partnership entities are also subject to: the net capital and other requirements of broker-dealer registration under the Securities Exchange Act of 1934; commodity trading advisor and commodity pool operator regulation by the Commodity Futures Trading Commission; federal and state laws regulating securities and insurance product offerings; and state laws and regulations regarding investment advisors, broker-dealers and other financial intermediaries. In addition, the Investment Management Firms are subject to the Employee Retirement Income Security Act of 1974 ("ERISA"), insofar as they are "fiduciaries" under ERISA with respect to their clients.

  The laws and regulations relating to the business of the Operating Partnership generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict any of the firms or individuals associated with such firms from conducting their business in the event that they fail to comply with such laws and regulations. In addition, changes in these laws or regulations could have a material adverse impact on the profitability and mode of operations of the Operating Partnership and the Firms.

EMPLOYEES

  As of January 1, 1998, the Operating Partnership and its Firms employed approximately 1,450 persons. The Operating Partnership believes that, overall, its relations with its employees are good. Employees are compensated with a combination of salary, discretionary or performance-based bonus, profit sharing and fringe benefits. The Operating Partnership has sought to retain its senior employees through compensation arrangements which it believes are competitive in the industry.

  The ability of the Operating Partnership's Firms to attract and retain clients is dependent to a large extent on their ability to attract and retain key employees, including skilled portfolio managers. Certain of these employees are responsible for significant client relationships. Many key employees are not under non-competition or other restrictions as to their departure and may be able to attract clients away upon their departure. Loss of key personnel could have a material adverse effect on the Operating Partnership's, and consequently the Partnership's, results of operations.

1997 RESTRUCTURING OF THE PARTNERSHIP

  Although publicly held partnerships are generally taxed as corporations, the Partnership believes it is eligible to be taxed as a partnership for federal income tax purposes under a special provision grandfathering publicly traded partnerships that were in existence in 1987. This grandfather provision was not expected to apply to the Partnership's taxable years beginning on and after January 1, 1998. The Taxpayer Relief Act of 1997, signed into law on August 5, 1997, however, permits certain publicly traded partnerships to elect to extend their grandfathered partnership tax status from year-to-year on an indefinite basis upon payment of an annual 3.5% federal tax on gross income and satisfaction of certain other conditions. On September 16, 1997, the Board of Directors approved a plan of Restructuring (as defined below) under which the Partnership will make such an election. Were the Partnership not to make this election, fail to qualify to make this election, or decide in the future not to pay the 3.5% gross income tax, it would become subject to the regular federal corporate income tax, with a maximum rate of 35% of taxable income.

  Pursuant to the plan of Restructuring approved by the Board of Directors, at year-end 1997 the Partnership contributed all of the Partnership's business and assets (consisting principally of the Firms owned by the Partnership), subject to all of its liabilities, to the Operating Partnership. In consideration of the asset contribution, the Partnership received a number of partnership units of the Operating Partnership equal to the number of outstanding units of the Partnership.

  As contemplated by the NEIC partnership agreement, certain of the Partnership's unitholders (whose ownership derived from Partnership units received in exchange for contributions of appreciated investment management businesses) were permitted to choose to become partners in the Operating Partnership by exchanging Partnership units for an equal number of Operating Partnership units. Such unitholders who did not transfer their ownership to the Operating Partnership and the Partnership's other unitholders (primarily persons who have acquired their Partnership units for cash in the public market) remained partners in the Partnership. Holders of approximately 38 million units exchanged their Partnership units for Operating Partnership units, representing approximately 86% of the economic interests in the Operating Partnership. The remaining approximately 14% of the economic interests in the Operating Partnership are held by the Partnership. The transactions involving the creation of the Operating Partnership, the transfer of the Partnership's assets and liabilities to the Operating Partnership and the exchange of Partnership units for Operating Partnership units, together with the Partnership's election to retain its tax status and pay the 3.5% federal gross income tax, are referred to herein as the "Restructuring."

  Under the Restructuring, the Partnership will remain publicly traded on the New York Stock Exchange (under the symbol "NEW"), and will continue to file public reports with the Securities and Exchange Commission. The Partnership's business will be to serve as advising general partner of the Operating Partnership. In this regard, the Partnership will receive proportionate distributions from the Operating Partnership. The Partnership will pay the 3.5% federal tax on its gross income, including its proportionate share of the Operating Partnership's gross income, in lieu of corporate income tax, so long as the Partnership maintains the applicable election and satisfies certain other conditions. The Partnership currently expects that it will distribute to its unitholders substantially all of the distributions received from the Operating Partnership after payment of the 3.5% federal gross income tax, any state tax, and any other expenses of the Partnership.

  The Partnership believes that the creation of a lower-tier partnership has significant benefits. In particular, acquisition candidates of the Partnership have expressed a desire for a structure of the type that would result from the Restructuring, and NEIC therefore believes that the existence of a lower tier would facilitate future acquisitions. Furthermore, the Partnership believes that it is desirable to have key persons owning equity interests in a separate legal structure with arrangements designed to encourage long-term participation in the Partnership's operations.

  As a result of the unit exchange described above, the Operating Partnership has a limited number of partners, including the Partnership. The Operating Partnership units will not be publicly traded, and there will be no market for such units. Subject to various limitations under federal tax law and regulations and the terms of the partnership agreements of the Partnership and the Operating Partnership and an agreement entered into by them at the time of the Restructuring, Operating Partnership unitholders will from time to time be permitted to sell their Operating Partnership units to the Partnership for Partnership units or (at the Partnership's option) cash. Any such exchange of units would be on a one-for-one basis, subject to adjustment in the event of certain changes in the capitalization of the Partnership or the Operating Partnership, including unit repurchases, or the retention of assets or incurrence of liabilities by the Partnership in significant amounts. The Operating Partnership is not expected to pay federal tax on its gross income.

  New England Investment Companies, Inc. ("NEIC, Inc."), the general partner of the Partnership, is also the managing general partner of the Operating Partnership and the Partnership is the advising general partner of the Operating Partnership. The Board of Directors of NEIC, Inc. was not changed in connection with the Restructuring.

  In accordance with generally accepted accounting principles, the Partnership accounts for its investment in the Operating Partnership under the equity method of accounting.

  The following diagram illustrates the structure of the Partnership after the
Restructuring:

[AN ORGANIZATION CHART APPEARS HERE. THE ORGANIZATION CHART SHOWS THAT THE PARTNERSHIP HAS AN OWNERSHIP INTEREST IN THE OPERATING PARTNERSHIP, WHICH IN TURN OWNS INVESTMENT MANAGEMENT, DISTRIBUTION AND CONSULTING FIRMS. THE CHART SHOWS THAT BOTH THE PARTNERSHIP AND THE OPERATING PARTNERSHIP HAVE LIMITED PARTNERS. IT ALSO SHOWS THAT NEIC, INC., THE GENERAL PARTNER OF THE PARTNERSHIP, IS THE MANAGING GENERAL PARTNER OF THE OPERATING PARTNERSHIP AND THAT THE PARTNERSHIP IS THE ADVISING GENERAL PARTNER OF THE OPERATING PARTNERSHIP.]


  The partnership agreements of NEIC and the Operating Partnership confer on NEIC, Inc. broad authority to effect a restructuring of the Partnership and/or the Operating Partnership in connection with, or in anticipation of, a change in tax status (including a change in tax status resulting from a change in the applicable tax rate), subject to a standard of good faith on the part of NEIC, Inc. The Restructuring which occurred at year-end 1997 was undertaken pursuant to such authority granted to NEIC, Inc. in the NEIC partnership agreement.

  In determining the form of any future restructuring of the Partnerships, NEIC, Inc. is obligated to seek to accomplish certain prioritized objectives of MetLife, RTI and other non-Public Partners (as defined in the NEIC partnership agreement) with respect to special considerations, including avoidance of special and potentially significantly adverse tax treatment and continued participation in a flow-through entity for this purpose. No assurances can be given regarding the timing or form of any future restructuring, which may be affected by changes in the tax laws (including the applicable tax rate), as well as other factors beyond the control of the Partnership, the Operating Partnership or NEIC, Inc. NEIC, Inc. expects that any future restructuring would be intended to continue to provide holders of publicly traded Partnership LP units with the ongoing benefit of public market liquidity for their interests in the Operating Partnership's business. While the NEIC partnership agreement provides that NEIC, Inc. may impose restrictions on transfer as part of a restructuring (which may have the effect of preserving the Partnerships' tax status as partnerships), NEIC, Inc. has no reason to believe that trading restrictions will be necessary to accomplish the restructuring objectives outlined in the NEIC partnership agreement, absent legal or other developments.

  The partnership agreements of NEIC and the Operating Partnership relieve NEIC, Inc. of all duties and liabilities to the Partnership, the Operating Partnership and unitholders thereof for actions taken in good faith by NEIC, Inc. in connection with a restructuring. NEIC, Inc., MetLife, RTI and other non-Public Partners may each be deemed to have conflicts of interest with respect to possible future restructurings insofar as they may be treated differently than the holders of Partnership LP units, as noted above.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  Any statements in this report that are not historical facts are intended to fall within the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the risks and uncertainties associated with the Partnership and the Operating Partnership and their businesses, economic and market conditions prevailing from time to time, and the application and interpretation of federal and state tax laws and regulations, all of which are subject to material changes and which may cause actual results to vary materially from what had been anticipated. Certain factors that affect the Partnership and Operating Partnership have been described in other portions of this report, particularly under Item 1, "Business--Forward-Looking Statements" and include factors such as conditions affecting fee revenues, reliance on key personnel, competition, regulatory and legal matters, and tax considerations. Readers are encouraged to review these factors carefully. The descriptions of the Restructuring (see Item 1, "Business--1997 Restructuring of the Partnership") and the potential financial consequences of the Restructuring (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources and Liquidity") constitute forward-looking statements.

FORWARD-LOOKING STATEMENTS

  From time to time, management of the Partnership or the Operating Partnership may make written or oral statements that express views on the future performance of NEIC and the Operating Partnership. As with any forward-looking statement, these statements should be considered in light of certain risks and uncertainties that may cause actual results to vary materially from what had been anticipated. These important factors include the following:

  Conditions Affecting Fee Revenues. The Operating Partnership's revenues, cash flows and earnings may be adversely affected by shifts in client preferences toward classes of assets that produce lower fees or by a decline in assets under management resulting from changing economic conditions or the performance of the capital markets generally. With relatively minor exceptions, virtually all of the Operating Partnership's revenues are derived from investment management agreements with clients that are terminable at any time or upon 30 to 60 days' notice, as is the case generally in the investment management industry. Any termination of agreements representing a significant portion of assets under management could have an adverse impact on the Operating Partnership's, and consequently the Partnership's, results of operations.

  Reliance on Key Personnel. The departure of key personnel, such as skilled portfolio managers or employees responsible for significant client relationships, could have a material adverse effect on the results of operations of the Partnership and the Operating Partnership.

  Competition. The Operating Partnership may experience losses in assets under management due to the highly competitive nature of its business. The performance of accounts managed by the Firms as compared to the performance of competitors' accounts or the market generally, the abilities and reputations of the Firms and the relative attractiveness of the types of investment products, philosophies and strategies offered by the Firms impact the Operating Partnership's ability to increase and retain assets under management.

  Regulatory and Legal Factors. The Operating Partnership's business may be affected by developments or changes in the regulation of its Firms or its Firms' clients, legal proceedings and claims arising in the conduct of the investment business or other legal developments.

  Tax Considerations. Tax benefits, if any, resulting from the classification of the Partnership or the Operating Partnership as a partnership depend on many circumstances that are beyond the Partnership's and the Operating Partnership's control. Changes in the law, any termination of the tax status of the Partnership or the Operating Partnership (technical or otherwise), certain transfers of units and certain changes in the market price of Partnership units all are occurrences, among others, that may affect the Partnership's results or taxable income reported to unitholders.

ITEM 2. PROPERTIES.

  The Operating Partnership and the Firms collectively occupy approximately 500,000 square feet of leased space in a number of locations in major U.S. cities including Boston, Massachusetts, New York, New York and Chicago, Illinois.

ITEM 3. LEGAL PROCEEDINGS.

  As previously disclosed, on June 7, 1996, the California Ironworkers Field Pension Trust, and several related trusts (the "Trusts"), filed suit against the Operating Partnership's subsidiary, Loomis, Sayles & Company, L.P. ("Loomis Sayles") in the U.S. District Court for the Central District of California (Western Division) alleging violation of investment guidelines and breach of fiduciary duty under ERISA with respect to the purchase of certain securities for the account of the Trusts. On March 3, 1997, the Court granted the motion of Loomis Sayles to dismiss certain of the causes of action of the plaintiff and to strike the plaintiff's request for punitive damages. The suit seeks money damages in excess of $20 million representing lost principal, together with amounts representing loss of investment income. Loomis Sayles believes that it has meritorious defenses and intends to vigorously contest both allegations of liability and damages. Management believes that resolution of this matter will not have a material adverse effect on the results of operations or financial condition of the Operating Partnership or the Partnership.

  The Operating Partnership's Firms are from time to time involved in various legal proceedings and claims arising in the conduct of their investment businesses. These include potential claims against Loomis Sayles resulting from client dissatisfaction with losses from an option overwrite program. No litigation has been commenced in this regard. Management believes that these claims and other claims and legal proceedings will not have a material adverse effect on the results of operations or financial condition of the Operating Partnership or the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matter was submitted to a vote of unitholders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

UNIT INFORMATION

  The Partnership's units are listed on the New York Stock Exchange under the symbol "NEW." High and low sales prices for the units together with distributions declared for the years ended December 31 follow:

                                                               DISTRIBUTIONS
                                                                 DECLARED
                                                           ---------------------
  1997                                    HIGH      LOW    REGULAR SPECIAL TOTAL
  ----                                   ------- --------- ------- ------- -----
  First Quarter......................... $26 1/8 $22 5/8    $0.53   $0.05  $0.58
  Second Quarter........................  25 7/8  22 1/8     0.53    0.08   0.61
  Third Quarter.........................  30 3/4  25 5/16    0.53    0.17   0.70
  Fourth Quarter........................  30 1/2  27 15/16   0.55    0.25   0.80
                                                            -----   -----  -----
                                                            $2.14   $0.55  $2.69
                                                            =====   =====  =====
                                                               DISTRIBUTIONS
                                                                 DECLARED
                                                           ---------------------
  1996                                    HIGH      LOW    REGULAR SPECIAL TOTAL
  ----                                   ------- --------- ------- ------- -----
  First Quarter......................... $24 1/4 $21        $0.48    N/A   $0.48
  Second Quarter........................  23 7/8  21 1/2     0.51    N/A    0.51
  Third Quarter.........................  25 3/4  21 1/2     0.53    N/A    0.53
  Fourth Quarter........................  26      24         0.53    N/A    0.53
                                                            -----          -----
                                                            $2.05          $2.05
                                                            =====          =====

  On February 13, 1998, the closing price of the units on the New York Stock Exchange was $33 7/8 per unit. As of such date, there were approximately 450 unitholders of record; management estimates that there are over 4,000 beneficial owners including those who hold their units in "street" name through brokerage accounts or other nominees.

DISTRIBUTION POLICY

  The Partnership. Beginning in 1998, the Partnership expects to distribute to its unitholders substantially all of the distributions received from the Operating Partnership after accruing the 3.5% federal gross income tax, any state tax, and any other expenses of the Partnership.

  The Operating Partnership. The Operating Partnership generally distributes to its unitholders operating cash flow not required for normal business operations and working capital needs, including support of its growth strategy. Operating cash flow is defined as net income adjusted for amortization of intangibles, restricted unit plan compensation and non-recurring items.

  The following calculation of operating cash flow per unit of the Partnership prior to the Restructuring for the years ended December 31 should be read in conjunction with the Consolidated Financial Statements of the Partnership, and the Notes thereto, included in Item 8. See also Note 4 regarding the determination of net income per unit.

                                                           1995    1996   1997
                                                          ------  ------  -----
  Net income per unit--diluted........................... $ 1.73  $ 1.85  $2.21
   Add amortization of intangibles (1)...................   0.44    0.60   0.86
   Less non-recurring item...............................  (0.14)  (0.12)   --
                                                          ------  ------  -----
  Operating cash flow per unit--diluted.................. $ 2.03  $ 2.33  $3.07
                                                          ======  ======  =====
  Distributions declared per unit:
   Regular............................................... $ 1.78  $ 2.05  $2.14
   Special...............................................    --      --    0.55
                                                          ------  ------  -----
    Total................................................ $ 1.78  $ 2.05  $2.69
                                                          ======  ======  =====

--------
(1) Amortization of intangibles is a non-cash expense and does not reduce amounts available for distribution to unitholders.

  As a limited partnership, the Partnership has different operating characteristics than those of a typical corporation. The Partnership's stated distribution policy is to distribute currently to unitholders operating cash flow not required for normal business operations and working capital needs, including support of the Partnership's growth strategy. As a result, the Partnership believes that its operating cash flow per unit is important to help both existing and potential unitholders understand their potential return on an investment in the Partnership. Operating cash flow per unit should not be construed as an alternative to net income per unit or as an alternative to cash flow from operating activities as reported in the Consolidated Statement of Cash Flows included in Item 8. Operating cash flow, as calculated by the Partnership, may not be consistent with comparable computations by other companies.

  The Board of Directors of the General Partner typically declares distributions at its meeting during the last month of the quarter to which the distribution relates, payable to unitholders of record on the last day of the quarter.

ITEM 6. SELECTED FINANCIAL DATA.

 Selected Financial Data

  In connection with the Restructuring that was completed on December 31, 1997, New England Investment Companies, L.P. (the "Partnership") contributed all of its operating assets and liabilities to NEIC Operating Partnership, L.P. (the "Operating Partnership") in exchange for Operating Partnership units. Holders of approximately 86% of the Partnership's LP units then exchanged their units for LP units of the Operating Partnership. The Partnership owns approximately 14% of the economic interests in the Operating Partnership. See Item 1, "Business -- 1997 Restructuring of the Partnership." Accordingly, the following selected financial data presents Statement of Income data of the Partnership through December 31, 1997. At December 31, 1997, the balance sheet of the Partnership reflects its equity investment in the Operating Partnership and the balance sheet of the Operating Partnership represents the assets and liabilities of the Partnership prior to the Restructuring (see Notes 1 and 2 of Notes to the Consolidated Financial Statements).

  The following selected financial data at or for the years ended December 31 should be read in conjunction with the Consolidated Financial Statements of the Partnership and the Notes thereto, included in Item 8.

                                                                             NEIC
                                                                           OPERATING
                             NEW ENGLAND INVESTMENT COMPANIES, L.P.    PARTNERSHIP, L.P.
                          -------------------------------------------- -----------------
                            1993     1994     1995     1996     1997         1997
                          -------- -------- -------- -------- -------- -----------------
                                       (IN THOUSANDS, EXCEPT PER UNIT DATA)
STATEMENT OF INCOME DATA
Revenues................  $178,720 $234,034 $280,258 $392,651 $561,469         N/A
                          ======== ======== ======== ======== ========     ========
Net income..............  $ 15,672 $ 28,925 $ 52,750 $ 70,224 $ 95,682         N/A
                          ======== ======== ======== ======== ========     ========
PER UNIT DATA
Net income:
 Basic..................  $   0.43 $   1.13 $   1.76 $   1.96 $   2.22         N/A
                          ======== ======== ======== ======== ========     ========
 Diluted................  $   0.43 $   1.13 $   1.73 $   1.85 $   2.21         N/A
                          ======== ======== ======== ======== ========     ========
Distributions declared:
 Regular................  $   1.56 $   1.68 $   1.78 $   2.05 $   2.14         N/A
 Special................       --       --       --       --      0.55         N/A
                          -------- -------- -------- -------- --------     --------
  Total.................  $   1.56 $   1.68 $   1.78 $   2.05 $   2.69         N/A
                          ======== ======== ======== ======== ========     ========
WEIGHTED AVERAGE UNITS
 OUTSTANDING--DILUTED...    31,994   31,992   33,824   42,076   43,881         N/A
                          ======== ======== ======== ======== ========     ========
                                                                             NEIC
                                                                           OPERATING
                             NEW ENGLAND INVESTMENT COMPANIES, L.P.    PARTNERSHIP, L.P.
                          -------------------------------------------- -----------------
                            1993     1994     1995     1996     1997         1997
                          -------- -------- -------- -------- -------- -----------------
                                       (IN THOUSANDS, EXCEPT PER UNIT DATA)
BALANCE SHEET DATA
Intangible assets.......  $159,105 $149,123 $355,122 $527,765     N/A      $660,394
                          ======== ======== ======== ======== ========     ========
Total assets............  $295,355 $478,399 $520,873 $721,658 $ 76,028     $944,568
                          ======== ======== ======== ======== ========     ========
Notes payable--
 noncurrent.............  $    --  $    --  $ 80,919 $118,334     N/A      $271,667
                          ======== ======== ======== ======== ========     ========
Deferred purchase
 consideration..........  $    --  $    --  $ 41,000 $144,027     N/A      $    --
                          ======== ======== ======== ======== ========     ========
ASSETS UNDER MANAGEMENT
 (IN BILLIONS)..........  $    55B $    57B $    77B $   100B     N/A      $   125B
                          ======== ======== ======== ======== ========     ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

  Summary financial information of the Partnership for the years ended December 31 follows:

                                             1995         1996         1997
                                         ------------ ------------ ------------
                                          (IN THOUSANDS, EXCEPT PER UNIT DATA)
   Revenues............................  $    280,258 $    392,651 $    561,469
   Expenses............................       227,508      322,427      465,787
                                         ------------ ------------ ------------
   Net income..........................  $     52,750 $     70,224 $     95,682
                                         ============ ============ ============
   Net income per unit:
     Basic.............................  $       1.76 $       1.96 $       2.22
                                         ============ ============ ============
     Diluted...........................  $       1.73 $       1.85 $       2.21
                                         ============ ============ ============
   Distributions declared per unit:
     Regular...........................  $       1.78 $       2.05 $       2.14
     Special...........................           --           --          0.55
                                         ------------ ------------ ------------
      Total............................  $       1.78 $       2.05 $       2.69
                                         ============ ============ ============
   Operating cash flow (1).............  $     68,682 $     98,111 $    134,680
                                         ============ ============ ============
   Operating cash flow per unit--
    diluted (1)........................  $       2.03 $       2.33 $       3.07
                                         ============ ============ ============
   Weighted average units outstanding--
    diluted............................        33,824       42,076       43,881
                                         ============ ============ ============

--------
(1) Operating cash flow is defined as net income adjusted for amortization of intangibles, restricted unit plan compensation and non-recurring items. Operating cash flow per unit should not be construed as an alternative to net income per unit or as an alternative to cash flow from operating activities as reported in the Consolidated Statement of Cash Flows included in Item 8. Operating cash flow, as calculated by the Partnership, may not be consistent with comparable computations by other companies.

 Statement of Income for 1997 Compared to 1996

  Net income of $95.7 million or $2.21 per unit (diluted) for 1997 increased $25.5 million from $70.2 million or $1.85 per unit (diluted) for 1996. The increase primarily reflects higher revenues due to increases in assets under management from both internal growth and acquisitions.

  Management and advisory fees of $510.2 million for 1997 increased $168.9 million (or 49%) from $341.3 million for 1996. The increase primarily reflects increases in assets under management from both acquisitions and internal growth. Additionally, the increase in equity assets under management, with higher investment management fees compared to fixed income assets, contributed to the growth in revenues. Acquisitions, completed in May and December of 1996 and January and July of 1997, represented $87 million of the total increase in management and advisory fees. Excluding acquisitions, management and advisory fees increased $82 million due to higher mutual fund revenues of $47 million and higher institutional and private accounts revenues of $35 million.

  Other revenues and interest income of $51.3 million for 1997 increased $5.0 million from $46.3 million for 1996. The increase results primarily from equity in earnings of an affiliate.

  A $5.0 million non-recurring gain on the partial sale of the Partnership's interest in its affiliate, Capital Growth Management Limited Partnership ("CGM"), was realized during 1996, completing the agreement to reduce the Partnership's ownership interest to 50%.

  Compensation and benefits of $276.4 million for 1997 increased $86.4 million from 1996 and consisted of 48% base compensation and 52% variable compensation. The increase in variable compensation of $52 million resulted from subsidiary incentive payments based on profitability, investment portfolio performance, new business sales, and participation in the subsidiaries' growth in revenues and profits. Base compensation increased by $34 million of which $24 million resulted from acquisitions.

  Restricted unit plan compensation expense of $1.2 million for 1997 decreased $6.4 million from 1996. Substantially all unvested units as of August 30, 1996 vested on that date in accordance with the terms of the plan.

  Amortization of intangibles of $37.8 million for 1997 increased $12.5 million from 1996 due to acquisitions and a full year's amortization of the deferred purchase payment made in connection with the 1995 acquisition of Harris Associates L.P. ("Harris").

  Occupancy, equipment and systems expense of $23.6 million for 1997 increased $6.2 million from 1996 of which $3.5 million was due to acquisitions.

  Interest expense of $19.6 million for 1997 increased $10.9 million from 1996 primarily reflecting the $160 million senior notes payable issued on April 1, 1997 and other short-term acquisition financing.

  Other expense of $97.2 million for 1997 increased $31.8 million from 1996. The increase results primarily from expanded business activities including the distribution and servicing of assets and acquisitions.

 Statement of Income for 1996 Compared to 1995

  Net income of $70.2 million or $1.85 per unit (diluted) for 1996 increased $17.4 million from $52.8 million or $1.73 per unit (diluted) for 1995. The increase primarily reflected a significant increase in assets under management in 1996. The acquisition of Harris was completed on September 29, 1995 and the results of Harris have been included since that date.

  Management and advisory fees of $341.3 million for 1996 increased $101.2 million (or 42%) from $240.1 million for 1995. Included in 1996 results were Harris fees totaling $81.4 million compared to $16.3 million for the three month period ended December 31, 1995. Excluding Harris, management and advisory fees increased $36.1 million due to higher institutional and private account revenues of $21.6 million and mutual fund revenues of $14.5 million.

  Other revenues and interest income of $46.3 million for 1996 increased $10.9 million from $35.4 million for 1995. The increase resulted from Harris fees of $7.2 million (including incentive performance fees) and increased interest income of $2.9 million from higher average cash balances.

  A $5.0 million non-recurring gain on the partial sale of the Partnership's interest in CGM was realized in 1996 as compared to $4.7 million for 1995, completing the agreement to reduce the Partnership's ownership interest to 50%.

  Compensation and benefits of $190.0 million for 1996 increased $58.8 million from 1995 and consisted of 52% base compensation and 48% variable compensation. The increase in variable compensation of $36 million resulted from subsidiary incentive payments based on profitability, investment portfolio performance, new business sales, and participation in the subsidiaries' growth in revenues and profits. Base compensation increased by $23 million, of which $9 million resulted from Harris and $2.4 million resulted from the acquisition of Aldrich, Eastman & Waltch, L.P.

  Amortization of intangibles of $25.3 million for 1996 increased $10.5 million from 1995 due primarily to the acquisition of Harris.

  Occupancy, equipment and systems expense of $17.5 million for 1996 increased $2.8 million from 1995 due to expanded business activities and the acquisition of Harris.

  Interest expense of $8.7 million for 1996 increased $3.4 million from 1995 reflecting interest on the $110 million of senior notes payable issued on January 9, 1996 for the financing of acquisitions. Interest expense of $5.3 million for 1995 includes interest on securities sold under agreements to repurchase.

  Other expense of $65.4 million for 1996 increased $15.8 million from 1995. The increase results from general and administrative expenses associated with expanded business activities and the acquisition of Harris.

 Capital Resources and Liquidity

  Beginning in 1998, the Partnership expects to distribute to its unitholders substantially all of the distributions received from the Operating Partnership after accruing the 3.5% federal gross income tax, any state tax, and any other expenses of the Partnership. The Operating Partnership generally distributes to its unitholders operating cash flow not required for normal business operations and working capital needs, including support of its growth strategy. The Operating Partnership has the ability to make distributions in excess of its net income due to its non-cash amortization expense. Distributions to unitholders are typically declared during the last month of calendar quarters. On December 18, 1997, prior to the Restructuring, the Partnership declared a regular distribution of $0.55 per unit and a special distribution of $0.25 per unit as compared to the $0.53 regular distribution declared for the fourth quarter of 1996. Total distributions paid to unitholders were $100.9 million in 1997 as compared to $75.1 million for 1996.

  The Partnership transferred its cash balance of $92.0 million at December 31, 1997 to the Operating Partnership in conjunction with the Restructuring. Prior to this transfer, cash and cash equivalents increased $42.1 million from December 31, 1996. Proceeds from the issuance of $160 million senior notes due April 1, 2007 and $15.5 million under the commercial bank line of credit were reduced by the $79.6 million additional cash payment made in connection with the Harris deferred purchase obligation in April 1997 and $58.6 million of cash payments in connection with acquisitions. Additionally, approximately 6 million units were issued for acquisitions and settlement of the Harris deferred purchase obligation in 1997.

  The Operating Partnership has future contingent payment obligations resulting from acquisitions of up to $61 million, depending upon the attainment of certain revenue targets through 2000 (see Note 7 of Notes to Consolidated Financial Statements included in Item 8). Such obligations are not expected to have a material impact on the capital resources of the Operating Partnership.

  Notes payable totaling $44.8 million due in 1998 will be repaid with available cash, lines of credit, long-term financing, or a combination thereof. Senior notes of $110 million and $160 million due in January 2003 and April 2007, respectively, are expected to be refinanced at maturity.

  The Operating Partnership has $185 million of available lines of credit, of which $15.5 million was outstanding at December 31, 1997 and was repaid in January 1998.

  On December 31, 1997, the Partnership completed its Restructuring and its operations will be subject to a 3.5% federal gross income tax on its proportionate share of the Operating Partnership's gross income beginning in 1998 (see Item 1, "Business--1997 Restructuring of the Partnership" and Note 1 of Notes to Consolidated Financial Statements included in Item 8). According to an analysis of the results of operations for 1997, the 3.5% federal gross income tax would have resulted in a tax of $0.49 per unit, which would have reduced the $2.69 per unit distribution received by the Partnership, resulting in a regular distribution to unitholders of $2.20 per unit.

 Assets Under Management

  Assets under management at December 31 follows:

                                                               1995  1996  1997
                                                               ----  ----  ----
   Client Type (in billions):
     Institutional............................................ $ 53  $ 66  $ 80
     Mutual Funds.............................................   20    25    33
     Private Accounts and Other...............................    4     9    12
                                                               ----  ----  ----
                                                               $ 77  $100  $125
                                                               ====  ====  ====
                                                               1995  1996  1997
                                                               ----  ----  ----
   Asset Class (percentage):
     Equity...................................................   41%   42%   47%
     Fixed Income.............................................   46    43    41
     Money Market.............................................   10     8     7
     Real Estate..............................................    3     7     5
                                                               ----  ----  ----
                                                                100%  100%  100%
                                                               ====  ====  ====

  Assets under management of $125 billion at December 31, 1997 increased $25 billion (or 25%) as compared to $100 billion at December 31, 1996. The increase results primarily from growth in equity mutual funds, and fixed income institutional accounts. The 1997 acquisitions of Snyder Capital Management and Daniel Breen & Company contributed $3.4 billion to the total 1997 increase.

 Year 2000 Compliance

  The "Year 2000 Issue" refers to problems that may result from computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Year 2000 Issue could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Operating Partnership and its subsidiaries are in the process of assessing the impact of the Year 2000 Issue on their operations to ensure that necessary technology changes are identified, tested and implemented. The subsidiaries rely heavily upon data processing services provided by third party service providers, including securities custody, transfer agency, trading and pricing services and on a daily basis, trade through security exchanges which are highly automated. The subsidiaries also have internally developed software programs and use third party software programs. Action plans being developed by the subsidiaries include purchasing or developing new software systems which are Year 2000 compatible, obtaining certifications attesting to Year 2000 systems compliance from third party vendors, and testing of systems. Progress on Year 2000 initiatives is being monitored by the Operating Partnership's audit committee and the audit committees of each subsidiary. Management believes the cost of implementing these action plans will not materially adversely affect the operating results or financial condition of the Partnership or the Operating Partnership.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                     NEW ENGLAND INVESTMENT COMPANIES, L.P.
                        CONSOLIDATED STATEMENT OF INCOME

                                             FOR THE YEARS ENDED DECEMBER 31,
                                          --------------------------------------
                                              1995         1996         1997
                                          ------------ ------------ ------------
                                           (IN THOUSANDS, EXCEPT PER UNIT DATA)
REVENUES
  Management and advisory fees........... $    240,123 $    341,345 $    510,179
  Other revenues and interest income.....       35,423       46,318       51,290
  Gain on partial sale of affiliate......        4,712        4,988          --
                                          ------------ ------------ ------------
                                               280,258      392,651      561,469
                                          ------------ ------------ ------------
EXPENSES
  Compensation and benefits..............      131,155      189,986      276,414
  Restricted unit plan compensation......        5,843        7,598        1,209
  Amortization of intangibles............       14,801       25,277       37,789
  Depreciation and amortization..........        4,600        5,131        6,740
  Occupancy, equipment and systems.......       14,702       17,461       23,629
  Interest expense.......................        5,301        8,728       19,608
  Other..................................       49,551       65,389       97,187
                                          ------------ ------------ ------------
                                               225,953      319,570      462,576
                                          ------------ ------------ ------------
Income before income taxes...............       54,305       73,081       98,893
  Income tax expense.....................        1,555        2,857        3,211
                                          ------------ ------------ ------------
Net income............................... $     52,750 $     70,224 $     95,682
                                          ============ ============ ============
Net income per unit:
  Basic.................................. $       1.76 $       1.96 $       2.22
                                          ============ ============ ============
  Diluted................................ $       1.73 $       1.85 $       2.21
                                          ============ ============ ============

          See accompanying Notes to Consolidated Financial Statements.

                     NEW ENGLAND INVESTMENT COMPANIES, L.P.
                           CONSOLIDATED BALANCE SHEET

                                                                AT DECEMBER 31,
                                                               ----------------
                                                                 1996    1997
                                                               -------- -------
                                                                (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents................................... $ 49,914 $   --
  Management and advisory fees receivable.....................   66,344     --
  Distribution receivable from NEIC Operating Partnership,
   L.P........................................................      --    5,020
  Other.......................................................    6,778     --
                                                               -------- -------
    Total current assets......................................  123,036   5,020
Investment in NEIC Operating Partnership, L.P. ...............      --   71,008
Intangible assets:
  Investment advisory contracts...............................  408,404     --
  Goodwill....................................................  119,361     --
Fixed assets..................................................   19,236     --
Other assets..................................................   51,621     --
                                                               -------- -------
    Total assets.............................................. $721,658 $76,028
                                                               ======== =======
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable and accrued expenses....................... $ 36,984 $   --
  Accrued compensation and benefits...........................   47,375     --
  Distribution payable........................................   20,084   5,020
  Notes payable...............................................    1,667     --
                                                               -------- -------
    Total current liabilities.................................  106,110   5,020
Deferred compensation, benefits and other.....................   24,923     --
Notes payable.................................................  118,334     --
Deferred purchase consideration...............................  144,027     --
                                                               -------- -------
    Total liabilities.........................................  393,394   5,020
Contingent liabilities (Note 9)
Partners' capital.............................................  328,264  71,008
                                                               -------- -------
    Total liabilities and partners' capital................... $721,658 $76,028
                                                               ======== =======

          See accompanying Notes to Consolidated Financial Statements.

                     NEW ENGLAND INVESTMENT COMPANIES, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                            FOR THE YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                               1995         1996        1997
                                            -----------  ----------  ----------
                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................  $    52,750  $   70,224  $   95,682
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Amortization of intangibles...........       14,801      25,277      37,789
    Restricted unit plan compensation.....        5,843       7,598       1,209
    Gain on partial sale of affiliate.....       (4,712)     (4,988)        --
                                            -----------  ----------  ----------
      Subtotal............................       68,682      98,111     134,680
    Depreciation and amortization.........        4,600       5,131       6,740
    Equity in earnings of partnerships....       (9,543)    (11,252)    (13,043)
    Cash distributions from partnerships..        8,619      10,521      11,923
    Increase in receivables and other as-
     sets.................................       (7,057)     (7,665)    (20,308)
    Increase in accounts payable and other
     liabilities..........................       11,741      22,587      19,436
    Other.................................       (2,699)        --          --
                                            -----------  ----------  ----------
  Net cash provided by operating activi-
   ties...................................       74,343     117,433     139,428
                                            -----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...................       (5,840)     (5,748)    (12,839)
  Acquisition payments, net of cash ac-
   quired.................................       (6,653)    (61,018)    (58,581)
  (Increase) decrease in investment secu-
   rities ................................       (6,234)      5,938     (19,487)
  Proceeds from partial sale of affili-
   ate....................................        4,712       4,988         --
  Proceeds from sale of securities........      209,551         --          --
                                            -----------  ----------  ----------
  Net cash provided by (used in) investing
   activities.............................      195,536     (55,840)    (90,907)
                                            -----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable.............          --      110,000     175,500
  Repayment of notes payable..............          --      (80,919)     (1,717)
  Payment of deferred purchase considera-
   tion...................................          --          --      (79,635)
  Repayment of repurchase agreements......     (197,365)        --          --
  Distributions paid to unitholders.......      (55,013)    (75,145)   (100,869)
  Proceeds from exercise of stock op-
   tions..................................          --          --          272
                                            -----------  ----------  ----------
  Net cash used in financing activities...     (252,378)    (46,064)     (6,449)
                                            -----------  ----------  ----------
Net increase in cash and cash equivalents
 before cash transferred to NEIC Operating
 Partnership, L.P.........................       17,501      15,529      42,072
Cash transferred to NEIC Operating Part-
 nership, L.P.............................          --          --      (91,986)
                                            -----------  ----------  ----------
  Net increase (decrease) in cash and cash
   equivalents............................       17,501      15,529     (49,914)
Cash and cash equivalents, beginning of
 year.....................................       16,884      34,385      49,914
                                            -----------  ----------  ----------
Cash and cash equivalents, end of year....  $    34,385  $   49,914  $      --
                                            ===========  ==========  ==========
Cash paid during the year for interest....  $     5,241  $    6,937  $   16,240
Cash paid during the year for income tax-
 es.......................................        2,150       2,873       3,971
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANS-
 ACTIONS:
  Increase in intangible assets...........   $  217,063   $ 137,750  $  112,936
  Increase in notes payable...............       79,738      10,000      22,650
  Increase (decrease) in deferred purchase
   consideration..........................       41,000     103,027     (64,489)
  Increase in partners' capital...........       96,325      20,473     152,156
  Transfer of partners' capital to NEIC
   Operating Partnership, L.P.............          --          --      390,250

          See accompanying Notes to Consolidated Financial Statements.

                     NEW ENGLAND INVESTMENT COMPANIES, L.P.
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                              TOTAL     PUBLIC   PRIVATE
                                            PARTNERS'  LIMITED   LIMITED   GENERAL
                                             CAPITAL   PARTNERS  PARTNERS  PARTNER
                                            ---------  --------  --------  -------
                                              (IN THOUSANDS, EXCEPT PER UNIT
                                                           DATA)
BALANCE AT DECEMBER 31, 1994 (3,095,000
 Public units, 28,785,000 Private units
 and 110,000 General Partner units).......  $210,716   $20,235   $189,755   $ 726
  Net income..............................    52,750     6,171     46,385     194
  Distributions declared ($1.78 per
   unit)..................................   (59,527)   (6,397)   (52,935)   (195)
  Units issued............................    96,325       --      96,325     --
  Units sold or transferred...............       --      2,345     (2,345)    --
  Units retired...........................      (216)      (26)      (190)    --
  Restricted unit plan compensation.......     5,843       --       5,843     --
  Other...................................        91        10         81     --
  Reduction in unrealized loss on
   securities.............................     3,041       316      2,715      10
                                            --------   -------   --------   -----
BALANCE AT DECEMBER 31, 1995 (3,397,000
 Public units, 33,889,000 Private units
 and 110,000 General Partner units).......   309,023    22,654    285,634     735
  Net income..............................    70,224     7,511     62,486     227
  Distributions declared ($2.05 per
   unit)..................................   (77,279)   (7,503)   (69,551)   (225)
  Units issued............................    20,608       --      20,608     --
  Units sold or transferred...............       --      3,571     (3,571)    --
  Units retired...........................    (1,910)     (134)    (1,776)    --
  Restricted unit plan compensation.......     7,598       --       7,598     --
                                            --------   -------   --------   -----
BALANCE AT DECEMBER 31, 1996 (3,819,000
 Public units, 34,263,000 Private units
 and 110,000 General Partner units).......   328,264    26,099    301,428     737
  Net income..............................    95,682    10,008     85,427     247
  Distributions declared ($2.69 per
   unit)..................................  (116,324)  (12,610)  (103,418)   (296)
  Units issued............................   152,427       272    152,155     --
  Units sold or transferred...............       --     47,672    (47,672)    --
  Restricted unit plan compensation.......     1,209       --       1,209     --
  Transfer of partners' capital to NEIC
   Operating Partnership, L.P. ...........  (390,250)   (1,121)  (389,129)    --
                                            --------   -------   --------   -----
BALANCE AT DECEMBER 31, 1997 (6,165,000
 Limited Partner units and 110,000 General
 Partner units)...........................  $ 71,008   $70,320   $    --    $ 688
                                            ========   =======   ========   =====

          See accompanying Notes to Consolidated Financial Statements.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION

  New England Investment Companies, L.P. ("NEIC" or the "Partnership") is a publicly traded limited partnership listed on the New York Stock Exchange. At December 31, 1997, the Partnership's sole business was to act as advising general partner of NEIC Operating Partnership, L.P. (the "Operating Partnership"). The Partnership's primary asset at December 31, 1997 was 6,275,000 units representing a general partner's interest in the Operating Partnership.

  Pursuant to its plan of Restructuring approved on September 16, 1997 (the "Restructuring"), the Partnership has determined to elect to extend its grandfathered partnership tax status for 1998 and following periods upon payment of an annual 3.5% federal gross income tax. Also as part of the Restructuring, at year-end 1997, the Partnership contributed all of its assets and liabilities to the Operating Partnership in exchange for units representing a general partner's interest in the Operating Partnership. Following this transaction, certain limited partners of the Partnership exchanged their partnership units for limited partner units of the Operating Partnership.

  Following the Restructuring, the Partnership will receive proportionate distributions from the Operating Partnership and will pay the 3.5% federal gross income tax on its proportionate share of the Operating Partnership's gross income, in lieu of corporate income tax, as long as the Partnership maintains the applicable election. Beginning in 1998, the Partnership expects to distribute to its unitholders substantially all of the distributions received from the Operating Partnership after accruing the 3.5% federal gross income tax, any state tax, and any other expenses of the Partnership.

  The Operating Partnership (which, pursuant to the Restructuring, has succeeded to the business of the Partnership) is an investment manager that offers a broad array of investment management products and styles across a wide range of asset categories to institutions, mutual funds and private accounts.

NOTE 2--INVESTMENT IN THE OPERATING PARTNERSHIP

  Effective with the Restructuring on December 31, 1997, the Partnership records its investment in the Operating Partnership in accordance with the equity method of accounting and recorded its initial investment in the Operating Partnership at book value. Revenue is recorded at its proportionate share of the net income of the Operating Partnership with a corresponding increase in its investment in the Operating Partnership. Distributions from the Operating Partnership reduce the investment balance.

  The consolidated balance sheet of the Operating Partnership at December 31, 1997 is presented below together with that of the Partnership at December 31, 1996 as the assets and liabilities of the Operating Partnership prior to the Restructuring described in Note 1 were those of the Partnership.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.

                          CONSOLIDATED BALANCE SHEET

                                              NEW ENGLAND           NEIC
                                              INVESTMENT         OPERATING
                                           COMPANIES, L. P.  PARTNERSHIP, L. P.
                                           DECEMBER 31, 1996 DECEMBER 31, 1997
                                           ----------------- ------------------
                                                      (IN THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents...............     $ 49,914           $ 91,986
  Management and advisory fees
   receivable.............................       66,344             90,796
  Other...................................        6,778             11,275
                                               --------           --------
    Total current assets..................      123,036            194,057
  Intangible assets:
   Investment advisory contracts..........      408,404            534,848
   Goodwill...............................      119,361            125,546
  Fixed assets............................       19,236             26,434
  Other assets............................       51,621             63,683
                                               --------           --------
    Total assets..........................     $721,658           $944,568
                                               ========           ========
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable and accrued expenses...     $ 36,984           $ 59,139
  Accrued compensation and benefits.......       47,375             50,637
  Distribution payable....................       20,084             35,539
  Notes payable...........................        1,667             44,767
                                               --------           --------
    Total current liabilities.............      106,110            190,082
Deferred compensation, benefits and
 other....................................       24,923             21,561
Notes payable.............................      118,334            271,667
Deferred purchase consideration...........      144,027                --
                                               --------           --------
    Total liabilities.....................      393,394            483,310
Contingent liabilities (Note 9)
Partners' capital (38,192,000 units at
            December 31, 1996
            and 44,467,000 units at
            December 31, 1997)............      328,264            461,258
                                               --------           --------
    Total liabilities and partners'
     capital..............................     $721,658           $944,568
                                               ========           ========

The accompanying Notes to the Consolidated Financial Statements apply to the Partnership and the Operating Partnership.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.

NOTE 3--SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation. The consolidated financial statements of NEIC include the accounts of its wholly-owned subsidiaries prior to the Restructuring described in Note 1. The consolidated balance sheet of the Operating Partnership includes the accounts of its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

  Cash Equivalents. Cash equivalents include financial instruments purchased with an original maturity of three months or less.

  Equity Method of Accounting. The Partnership records its investment in the Operating Partnership under the equity method of accounting.

  Intangible Assets. Intangible assets include both the portion of the purchase price of acquisitions accounted for under the purchase method allocated to investment advisory contracts and the portion in excess of the fair value of net assets acquired which is recorded as goodwill. Investment advisory contracts are amortized over periods ranging from 7 to 24 years. Goodwill is amortized over 30 years. Intangible assets are presented net of accumulated amortization of $54.3 million and $92.1 million at December 31, 1996 and 1997, respectively.

  The carrying value and amortization period of intangible assets are evaluated periodically to determine whether current events and circumstances warrant adjustment. At December 31, 1997, there was no impairment of intangible assets. If impairment of intangible assets had occurred, the carrying value of the underlying assets or their estimated useful lives would be reduced as warranted.

  Depreciation and Amortization. Fixed assets are stated at cost and are depreciated or amortized over 3 to 12 years using the straight-line method. Leasehold improvements are amortized using the straight-line method over the life of the respective lease.

  Fair Value of Financial Instruments. The fair value of the Operating Partnership's cash and cash equivalents at December 31, 1997 approximates the carrying value due to the short-term nature of these investments. The Operating Partnership's investment securities are recorded at fair value. The fair value of the Operating Partnership's senior notes payable is discussed in
Note 8.

  Net Capital Requirements. Certain subsidiaries are subject to broker dealer net capital requirements. At December 31, 1997, each subsidiary was in compliance with its actual capital requirement.

  Escrow Balances. At December 31, 1997, the Operating Partnership held $14 million in escrow on behalf of clients. As the Operating Partnership does not have an economic interest in these funds, they are excluded from the Consolidated Balance Sheet.

  Management and Advisory Fees. Management and advisory fees are recognized as services are rendered and are based primarily as a percentage of assets under management. Mutual fund sales commissions are recognized as income on the trade date. Transaction based fees are recognized as income upon satisfaction of contractual obligations. Fees collected in advance are deferred and recognized as income when earned.

  Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent liabilities reported in the accompanying financial statements.

  Reclassifications. Certain amounts in prior year financial statements have been reclassified to conform with the 1997 presentation.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.

NOTE 4--NET INCOME PER UNIT

  Basic and diluted net income per unit and weighted average units outstanding for the years ended December 31 follow:

                                             1995         1996         1997
                                         ------------ ------------ ------------
                                          (IN THOUSANDS, EXCEPT PER UNIT DATA)
   Net income..........................  $     52,750 $     70,224      $95,682
   Add restricted unit plan
    compensation (1)...................         5,843        7,598        1,209
                                         ------------ ------------ ------------
   Income available for allocation.....  $     58,593 $     77,822      $96,891
                                         ============ ============ ============
   Net income per unit:
     Basic.............................  $       1.76 $       1.96 $       2.22
                                         ============ ============ ============
     Diluted...........................  $       1.73 $       1.85 $       2.21
                                         ============ ============ ============
   Weighted average units outstanding:
     Actual............................        33,339       37,692       43,732
       Assumed outstanding for deferred
        purchase consideration.........           --         1,941          --
                                         ------------ ------------ ------------
     Basic.............................        33,339       39,633       43,732
       Assumed exercise of options.....           --           --           149
       Assumed outstanding for deferred
        purchase consideration.........           485        2,443          --
                                         ------------ ------------ ------------
     Diluted...........................        33,824       42,076       43,881
                                         ============ ============ ============

  --------
  (1) Allocated exclusively to MetLife and Reich & Tang (see Note 10).

NOTE 5--INCOME TAXES

  The Operating Partnership's corporate subsidiaries account for income taxes using the liability method. No provision for federal income taxes is necessary for the Operating Partnership and the majority of its subsidiaries because the tax effect of its operations accrues to and is reportable by the respective partners of the Partnership and Operating Partnership. The Operating Partnership and some of its subsidiaries are subject to state and city taxes in various jurisdictions.

  Income tax expense includes $825,000, $1,278,000 and $1,316,000 of partnership income tax expense, consisting primarily of state and local income taxes, and $730,000, $1,579,000 and $1,895,000 of corporate subsidiary income tax expense for the years ended December 31, 1995, 1996 and 1997, respectively. The effective income tax rates of 3%, 4% and 3% for the years ended December 31, 1995, 1996 and 1997, respectively, is low due substantially to income not subject to income taxes. The net deferred tax asset of $1,102,000 and $1,672,000 at December 31, 1996 and 1997, respectively, is included in other assets.

NOTE 6--TAX CONSIDERATIONS FOR UNITHOLDERS (UNAUDITED)

  Unitholders purchasing units in the open market after August 10, 1993 have been allocated amortization over fifteen years of a substantial portion of the purchase price of the units. The following example of this benefit assumes an individual purchased units during December 1996 and held them through December 31, 1997. This unitholder would have a convention purchase price, as defined in the partnership agreement of the Partnership, of $24.25 per unit of which $21.45 is allocated to Internal Revenue Code Section 197 assets. The estimated tax benefit of these amortization deductions for the year ended December 31, 1997 follows:

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.

                                                                          PER
                                                                         UNIT
                                                                         -----
  Total distributions for calendar year 1997.....................        $2.69
  Allocation of estimated taxable income prior to tax amortiza-
   tion of the purchase price.................................... $2.97
  Less estimated tax amortization allocation of the purchase price (1/15 of $21.45)........................................ (1.43)
                                                                  -----
    Net taxable income........................................... $1.54
                                                                  =====
  Estimated income tax (assumed 40% personal income tax rate)....        (0.62)
                                                                         -----
    Total distributions declared for calendar year 1997, net of
     income taxes................................................        $2.07
                                                                         =====

  The estimated tax basis of unitholders having a convention purchase price of $24.25 per unit at December 31, 1996 follows:

                                                                         PER
                                                                         UNIT
                                                                    --- ------
  Tax basis at December 31, 1996 (assumed convention purchase
   price)..........................................................     $24.25
  Add 1997 net taxable income (per above)..........................       1.54
  Less 1997 total distributions declared...........................      (2.69)
                                                                        ------
    Tax basis at December 31, 1997.................................     $23.10
                                                                    --- ======

  Each year, a Schedule K-1 is sent to each unitholder identifying the unitholder's amortization tax benefit. Under federal tax law, each unitholder is required to pay tax on the unitholder's allocable share of the Partnership's income regardless of the amount of distributions made by the Partnership. As individual tax situations may vary, holders and prospective purchasers of units are urged to consult their tax advisor.

NOTE 7--ACQUISITIONS

  During 1997 and 1996, the Partnership or the Operating Partnership acquired certain assets and assumed certain liabilities of four investment management firms and one real estate advisory firm. Each acquisition was accounted for under the purchase method of accounting and is included in the financial statements as of the effective date of the transaction.

 1997 Acquisitions

  Effective January 1, 1997, the Partnership acquired Jurika & Voyles, Inc. On July 9, 1997, the Partnership acquired Snyder Capital Management, Inc. The Operating Partnership acquired Daniel Breen & Company on December 31, 1997, and its operations were combined with those of Vaughan, Nelson, Scarborough & McConnell to form Vaughan, Nelson, Scarborough & McCullough ("VNSM").

 1996 Acquisitions

  On December 10, 1996, the Partnership acquired Aldrich, Eastman & Waltch, L.P., whose operations were combined with those of the Partnership's real estate advisory subsidiary, Copley Real Estate Advisors, Inc., to form a new firm named AEW Capital Management, L.P. Effective May 1, 1996, the Partnership acquired Vaughan, Nelson, Scarborough & McConnell.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.

 Purchase Consideration

  The total purchase price and allocations thereof for the 1997 and 1996 acquisitions, including direct acquisition costs, follow:

                                                                   1996   1997
                                                                   ----- ------
                                                                       (IN
                                                                    MILLIONS)
  Cash............................................................ $62.4 $ 61.3
  Subordinated notes payable......................................  10.0   22.7
  Partnership units (836,000 units for 1996 and 3,609,000 units
   for 1997)......................................................  19.7   87.2
                                                                   ----- ------
    Total......................................................... $92.1 $171.2
                                                                   ===== ======

                                                1996                 1997
                                         -------------------  -------------------
                                         AMORTIZATION         AMORTIZATION
                                            PERIOD    AMOUNT     PERIOD    AMOUNT
                                         ------------ ------  ------------ ------
                                                      (IN MILLIONS)
  Contracts acquired.................... 15-22 years  $90.9    7-23 years  $157.2
  Goodwill..............................    30 years    4.0      30 years     8.1
  Net tangible assets (liabilities).....               (2.8)                  5.9
                                                      -----                ------
    Total............................................ $92.1                $171.2
                                                      =====                ======

 Contingent Consideration

  In addition to the purchase price at the time of acquisition, a combined total of up to $61 million in cash and/or units may be paid to the sellers of certain of the firms acquired over the three-year period following the respective closing, depending upon attainment of certain post-closing revenue levels. A significant portion of the contingent consideration, if paid, is expected to be accounted for as additional purchase price. As of December 31, 1997, the Operating Partnership recorded as goodwill a $5.1 million additional purchase payment expected to be paid in 1998.

 Pro Forma Impact of 1996 and 1997 Acquisitions

  The pro forma, unaudited financial data shown below gives effect to the foregoing acquisitions as if they had occurred on January 1, 1996. Pro forma adjustments include the amortization of the intangible assets, financing costs and compensation expense. The pro forma financial data does not necessarily reflect the results of operations that would have been obtained (excluding the impact of any contingent consideration payments) had the foregoing acquisitions occurred on the assumed date, nor is the financial data necessarily indicative of the results of the combined entities that may be achieved for any future period.

                                                             1996       1997
                                                          ---------- ----------
                                                          (IN THOUSANDS, EXCEPT
                                                             PER UNIT DATA)
   Revenues.............................................. $  479,477 $  573,094
                                                          ========== ==========
   Net income............................................ $   79,271 $   96,424
                                                          ========== ==========
   Net income per unit:
     Basic............................................... $     2.00 $     2.20
                                                          ========== ==========
     Diluted............................................. $     1.89 $     2.20
                                                          ========== ==========
   Weighted average units outstanding--diluted...........     45,881     44,432
                                                          ========== ==========

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.

 Harris Associates

  On September 29, 1995, the Partnership acquired certain assets and assumed certain liabilities of Harris Associates L.P. ("Harris"), an investment management company. On April 2, 1997, deferred purchase consideration of $144.1 million recorded as goodwill on December 31, 1996, was settled by the issuance of 2.6 million units valued at $64.5 million and $79.6 million in cash.

NOTE 8--NOTES PAYABLE

  On April 1, 1997, the private placement of $160 million of 7.15% senior notes due April 2007 was completed. The senior notes have an effective interest rate of 7.29%, including deferred debt issuance costs which are amortized to interest expense over the term of the senior notes. On January 9, 1996, the private placement of $110 million of 6.54% senior notes due January 2003 was completed. These notes have an effective interest rate of 7.06% including deferred debt issuance costs. Based on the borrowing rates currently available to the Operating Partnership for notes with similar terms and average maturities, the fair value of the senior notes is estimated to be $280 million at December 31, 1997.

  On July 9, 1997, a short-term note of $22.7 million at 5.91% due January 1998 was issued in connection with an acquisition. In 1996, two promissory notes were issued for $5.0 million each in connection with acquisitions, of which $4.9 million and $3.3 million was outstanding at December 31, 1997. The $4.9 million note at 6.00% matures January 2, 1998. The $3.3 million note at 6.54% matures in two equal installments in December 1998 and 1999, respectively. Due to the unique nature of each of the notes issued in connection with acquisitions, the assessment of current fair value is not practicable.

  At December 31, 1997, the Operating Partnership had a $165 million revolving credit agreement, which expires October 2001. Additionally, there is a $20 million line of credit with a commercial bank at LIBOR plus 27 basis points, of which $15.5 million was outstanding at December 31, 1997. The annual commitment fee on unused credit lines is 12.5 basis points.

 Covenants

  Under the terms of the senior notes and credit agreements, certain covenants are required to be met, including the maintenance of cash flow ratios, distributions and partners' capital. At December 31, 1997 the Operating Partnership was in compliance with these covenants.

NOTE 9--CONTINGENT LIABILITIES

  On June 7, 1996, the California Ironworkers Field Pension Trust, and several related trusts (the "Trusts"), filed suit against the Operating Partnership's subsidiary, Loomis, Sayles & Company, L.P. ("Loomis Sayles") in the U.S. District Court for the Central District of California (Western Division) alleging violation of investment guidelines and breach of fiduciary duty under ERISA with respect to the purchase of certain securities for the account of the Trusts. On March 3, 1997, the Court granted the motion of Loomis Sayles to dismiss certain of the causes of action of the plaintiff and to strike the plaintiff's request for punitive damages. The suit seeks money damages in excess of $20 million representing lost principal, together with amounts representing loss of investment income. Loomis Sayles believes that it has meritorious defenses and intends to vigorously contest both allegations of liability and damages. Management believes that resolution of this matter will not have a material adverse effect on the Partnership's or the Operating Partnership's results of operations or financial condition.

  The business units of the Operating Partnership are from time to time subject to other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to currently pending actions, if any, will not materially adversely affect the results of operations or financial condition of the Partnership or the Operating Partnership.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.

NOTE 10--INCENTIVE COMPENSATION

 Incentive Compensation

  The Operating Partnership and each of its principal subsidiaries have incentive compensation plans which are generally dependent upon earnings, cash flow, individual performance and profit margins. In certain business units, the payments are deferred and dependent on continued employment. In addition, special compensation programs for portfolio managers are based on the performance of the funds managed. Incentive compensation plan expense was $54,687,000, $90,777,000 and $142,838,000 for the years ended December 31,
1995, 1996 and 1997, respectively.

 Restricted Unit Plan

  Restricted unit plan awards are made from units contributed by MetLife and Reich & Tang, Inc. This non-cash compensation expense is fully allocated to MetLife and Reich & Tang, Inc. Awards under the plan provide for vesting of units to participants over various vesting schedules. Units awarded under the plan were 12,750, 31,000 and 51,200 for the years ended December 31, 1995, 1996 and 1997, respectively, at a weighted average per unit fair value at grant date of $18.25, $23.34 and $26.04, respectively. Compensation expense is recognized over the vesting period based on the market value of the units on the date awarded and was $5,843,000, $7,598,000, and $1,209,000 for the years ended December 31, 1995, 1996 and 1997, respectively. Substantially all unvested units as of August 30, 1996 vested immediately on that date due to a change in control of the Partnership. Distributions paid on unvested units are included in compensation expense. At December 31, 1997, there were 224,100 units available for grant under the plan.

 Equity Incentive Plans

  Under the 1993 Equity Incentive Plan (the "1993 Plan"), a total of 1,774,000 units were initially made available for issuance. At December 31, 1997, 732,436 options were outstanding under the 1993 Plan. These options vest ratably over three or five years, and expire in ten years from the date of grant. On August 25, 1997, the unitholders approved 6,000,000 units for issuance under the 1997 Equity Incentive Plan (the "1997 Plan"). In addition to options to acquire units, any of the following incentives may be awarded to participants under the 1997 Plan: unit appreciation rights; restricted units; unrestricted units; awards entitling the recipient to delivery in the future of units or other securities; securities which are convertible into or exchangeable for units and cash bonuses. These awards may be conditioned in whole or in part on the satisfaction of specified performance criteria. No awards can be granted under the 1997 Plan after June 16, 2007 (although awards granted prior to that day may continue thereafter). On September 9, 1997, 3,060,000 options were granted. Such options vest January 1, 2004, or beginning January 1, 2000, depending upon the attainment of certain public market prices for units of the Partnership, or ratably over a five year period ending September 9, 2002 and expire in ten years from the date of grant. The exercise price of options granted under the 1993 or 1997 Plans may not be less than the fair market value of the underlying units on the date of grant.

  Equity based compensation is accounted for under the intrinsic value method and, as such, no compensation expense has been recognized in the financial statements. If the fair value method had been used, the pro forma net income would have been $52,732,000 (or $1.73 per unit-diluted), $70,129,000 (or $1.85 per unit-diluted) and $95,132,000 (or $2.20 per unit-diluted) for the years ended December 31, 1995, 1996 and 1997, respectively. The fair value of options awarded in 1995, 1996 and 1997 was determined based on the Black-Scholes valuation model. The 1997 fair value data assumes a risk free interest rate of 6.2%, a weighted average expected life of 6.7 years, a volatility of 20% and a distribution yield of 8%.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.

  A summary of options outstanding under the 1993 and 1997 Equity Incentive Plans at December 31, 1995, 1996 and 1997 follows:

                                1995             1996               1997
                          ---------------- ----------------- -------------------
                                  WEIGHTED          WEIGHTED            WEIGHTED
                                  AVERAGE           AVERAGE             AVERAGE
                                  EXERCISE          EXERCISE            EXERCISE
                           UNITS   PRICE    UNITS    PRICE     UNITS     PRICE
                          ------- -------- -------  -------- ---------  --------
Outstanding at beginning
 of year................   78,500  $18.83  278,500   $20.57    405,986   $21.36
 Granted................  200,000   21.25  139,820    22.63  3,477,783    26.56
 Exercised..............      --      --    (8,334)   16.13    (14,167)   19.18
 Forfeited..............      --      --    (4,000)   21.25    (77,166)   21.42
                          -------  ------  -------   ------  ---------   ------
Outstanding at end of
 year...................  278,500  $20.57  405,986   $21.36  3,792,436   $26.14
                          =======  ======  =======   ======  =========   ======
Options exercisable at
 end of year............   40,663           94,500             124,264
                          =======          =======           =========
Weighted average fair
 value of options
 granted per unit during
 the year...............           $ 2.44            $ 2.28              $ 2.52
                                   ======            ======              ======

  A summary of options outstanding and exercisable at December 31, 1997 follows:

                                                OPTIONS
                   OPTIONS OUTSTANDING        EXERCISABLE
               ---------------------------- ----------------
                         WEIGHTED
                          AVERAGE  WEIGHTED         WEIGHTED
  RANGE OF               REMAINING AVERAGE          AVERAGE
  EXERCISE                 LIFE    EXERCISE         EXERCISE
   PRICES        UNITS   IN YEARS   PRICE    UNITS   PRICE
  --------     --------- --------- -------- ------- --------
$16.00-$20.00     12,500      7     $16.13   12,500  $16.13
$20.00-$26.00    694,936      9      23.27  111,764   21.52
$26.00-$29.00  3,085,000     10      26.83      --      --
               ---------            ------  -------  ------
$16.00-$29.00  3,792,436     10     $26.14  124,264  $20.98
               =========            ======  =======  ======

NOTE 11--PENSION AND RETIREMENT PLANS

 Defined Contribution Plans

  Certain subsidiaries provide defined contribution plans. Defined contribution plan expense was $3,185,000, $4,204,000 and $4,584,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

 Post-Retirement Benefits

  Post-retirement benefits expense includes contributory medical and dental coverage and life insurance coverage. Post-retirement benefits expense was $459,000, $450,000 and $406,000 for the years ended December 31, 1995, 1996 and 1997, respectively. Accrued post-retirement benefits expense was $6,938,000 and $7,155,000 at December 31, 1996 and 1997, respectively. Costs are funded as incurred.

 Defined Benefit Plan--Loomis Sayles

  Loomis Sayles sponsors a defined benefit funded pension plan covering substantially all of its employees and a defined benefit unfunded (non-qualified) supplemental pension plan for certain employees who meet service, age, and base compensation requirements and who are elected into the plan.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.

  Net periodic pension income for these plans for the years ended December 31 follows:

                                                      1995     1996     1997
                                                     -------  -------  ------
                                                         (IN THOUSANDS)
   Actual return on plan assets..................... $12,127  $10,393  $9,127
   Amortization of deferred gain ...................  (6,977)  (4,707) (2,897)
                                                     -------  -------  ------
     Expected return on plan assets.................   5,150    5,686   6,230
   Service costs -- benefits earned.................  (1,022)  (1,279) (1,352)
   Interest cost on projected benefit obligations...  (2,745)  (2,972) (3,177)
   Amortization of unrecognized net surplus at
    transition and plan amendments..................     444      360     341
   Amortization of excess cumulative difference.....     (36)    (351)   (388)
                                                     -------  -------  ------
     Net periodic pension income.................... $ 1,791  $ 1,444  $1,654
                                                     =======  =======  ======
   Assumptions:
   Discount rate....................................    7.25%    7.25%   7.25%
   Increase in compensation levels..................    5.00%    5.00%   5.00%
   Long-term return on plan assets..................   10.50%   10.50%  10.50%

  The funded status for these plans at December 31 follows:

                                                 1996              1997
                                            ----------------  ----------------
                                            FUNDED    SUPP.   FUNDED    SUPP.
                                             PLAN     PLAN     PLAN     PLAN
                                            -------  -------  -------  -------
                                                    (IN THOUSANDS)
   Actuarial present value of benefit ob-
    ligation:
   Vested benefits........................  $37,936  $ 2,586  $40,584  $ 2,335
   Non-vested benefits....................    1,224       --    1,375       --
                                            -------  -------  -------  -------
     Accumulated benefit obligation.......   39,160    2,586   41,959    2,335
   Effect of anticipated future compensa-
    tion levels...........................    3,462       --    4,434       --
                                            -------  -------  -------  -------
     Projected benefit obligation.........   42,622    2,586   46,393    2,335
   Plan assets at fair value..............   66,330       --   73,307       --
                                            -------  -------  -------  -------
     Plan assets in excess of (less than)
      projected
      benefit obligation..................   23,708   (2,586)  26,914   (2,335)
   Unrecognized net (gain) loss...........    1,302     (950)  (2,958)     988
   Unrecognized plan amendments...........    1,215     (103)   3,104   (1,581)
   Unrecognized net overfunding at transi-
    tion..................................   (5,330)      --   (4,845)      --
                                            -------  -------  -------  -------
    Pension asset (liability).............  $20,895  $(3,639) $22,215  $(2,928)
                                            =======  =======  =======  =======

  Data as of January 1, 1996 and 1997 was used to determine the various pension measurements, including plan assets and benefit obligations as of December 31, 1996 and 1997, respectively. Plan assets are invested primarily in Loomis Sayles mutual funds and affiliated investment funds.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.

NOTE 12--INVESTMENT IN AFFILIATE

  The Operating Partnership held a 50% limited partner interest in Capital Growth Management Limited Partnership ("CGM") at December 31, 1996 and 1997, respectively, accounted for using the equity method as the Operating Partnership does not have the ability to control CGM. Equity in earnings of CGM was $7,953,000, $8,660,000 and $11,517,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

  The summarized balance sheet and income statement of CGM at December 31 follows:

                                                                 1996    1997
                                                                ------- -------
                                                                (IN THOUSANDS)
   Assets:
     Current assets............................................ $ 7,305 $ 8,721
     Non-current assets........................................     645     552
                                                                ------- -------
                                                                $ 7,950 $ 9,273
                                                                ======= =======
   Liabilities and Partners' Capital:
     Accrued expenses.......................................... $ 1,988 $ 2,426
     Loan payable to NEIC Operating Partnership, L.P...........   1,084     558
     Partners' capital.........................................   4,878   6,289
                                                                ------- -------
                                                                $ 7,950 $ 9,273
                                                                ======= =======

                                                         1995    1996    1997
                                                        ------- ------- -------
                                                            (IN THOUSANDS)
   Revenues............................................ $32,885 $38,524 $51,097
   Expenses:
     Compensation and benefits.........................  12,171  13,260  17,474
     Mutual fund expenses..............................   4,426   6,010   8,968
     Other.............................................   1,490   1,918   1,662
                                                        ------- ------- -------
   Net income.......................................... $14,798 $17,336 $22,993
                                                        ======= ======= =======

NOTE 13--FIXED ASSETS

                                                               1996      1997
                                                             --------  --------
                                                              (IN THOUSANDS)
   Property, equipment and leasehold improvements........... $ 44,575  $ 57,176
   Less accumulated depreciation and amortization...........  (25,339)  (30,742)
                                                             --------  --------
                                                             $ 19,236  $ 26,434
                                                             ========  ========

  Rent expense was $8,470,000, $9,508,000 and $12,439,000 for the years ended December 31, 1995, 1996 and 1997, respectively. Annual minimum lease commitments under non-cancelable operating leases are $15,783,000 in 1998, $15,975,000 in 1999, $14,008,000 in 2000, $10,219,000 in 2001, $9,730,000 in
2002 and $29,176,000 thereafter.

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.

NOTE 14--RELATED PARTY TRANSACTIONS

  The general partner of the Partnership and the managing general partner of the Operating Partnership is a wholly owned subsidiary of Metropolitan Life Insurance Company which, at December 31, 1997, owned approximately 47% of the partnership units of the Operating Partnership (including those owned indirectly through ownership of Partnership units).

  Investment management services are provided for MetLife by managing certain of its general and separate account assets. Services are provided by several of the Operating Partnership's investment management firms. Management and advisory fees of $22,681,000, $21,680,000 and $23,151,000 were earned for the years ended December 31, 1995, 1996 and 1997, respectively.

NOTE 15--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        1997
                                       ---------------------------------------
                                         FIRST    SECOND     THIRD    FOURTH
                                        QUARTER   QUARTER   QUARTER   QUARTER
                                       --------- --------- --------- ---------
                                        (IN THOUSANDS, EXCEPT PER UNIT DATA)
Revenues.............................. $ 126,797 $ 127,202 $ 146,862 $ 160,608
                                       --------- --------- --------- ---------
Expenses
  Compensation and benefits...........    64,999    62,190    69,672    79,553
  Other expenses......................    40,230    42,392    50,183    53,357
                                       --------- --------- --------- ---------
                                         105,229   104,582   119,855   132,910
                                       --------- --------- --------- ---------
Income before income taxes............    21,568    22,620    27,007    27,698
Income tax expense....................     1,215     1,111       247       638
                                       --------- --------- --------- ---------
Net income............................ $  20,353 $  21,509 $  26,760 $  27,060
                                       ========= ========= ========= =========
Net income per unit:
  Basic............................... $    0.48 $    0.50 $    0.61 $    0.63
                                       ========= ========= ========= =========
  Diluted............................. $    0.48 $    0.50 $    0.61 $    0.62
                                       ========= ========= ========= =========
Distributions declared per unit:
  Regular............................. $    0.53 $    0.53 $    0.53 $    0.55
  Special.............................      0.05      0.08      0.17      0.25
                                       --------- --------- --------- ---------
   Total.............................. $    0.58 $    0.61 $    0.70 $    0.80
                                       ========= ========= ========= =========
Operating cash flow (1)............... $  29,754 $  30,602 $  36,667 $  37,657
                                       ========= ========= ========= =========
Weighted average units outstanding--
 diluted..............................    43,087    43,088    44,479    44,867
                                       ========= ========= ========= =========

                    NEW ENGLAND INVESTMENT COMPANIES, L.P.

                                                          1996
                                          ------------------------------------
                                           FIRST    SECOND   THIRD    FOURTH
                                          QUARTER  QUARTER  QUARTER   QUARTER
                                          ------------------------------------
                                          (IN THOUSANDS, EXCEPT PER UNIT DATA)
Revenues
  Management and advisory fees and
   other................................. $ 89,325 $ 95,046 $ 95,015 $ 108,277
  Gain on partial sale of affiliate......    4,988      --       --        --
                                          -------- -------- -------- ---------
                                            94,313   95,046   95,015   108,277
                                          -------- -------- -------- ---------
Expenses
  Compensation and benefits..............   43,436   44,903   46,123    55,524
  Other expenses.........................   29,942   31,585   34,925    33,132
                                          -------- -------- -------- ---------
                                            73,378   76,488   81,048    88,656
                                          -------- -------- -------- ---------
Income before income taxes...............   20,935   18,558   13,967    19,621
Income tax expense.......................      621    1,208      726       302
                                          -------- -------- -------- ---------
Net income............................... $ 20,314 $ 17,350 $ 13,241 $  19,319
                                          ======== ======== ======== =========
Net income per unit:
  Basic.................................. $   0.55 $   0.48 $   0.46 $    0.49
                                          ======== ======== ======== =========
  Diluted................................ $   0.53 $   0.45 $   0.43 $    0.44
                                          ======== ======== ======== =========
Distributions declared per unit--
 regular................................. $   0.48 $   0.51 $   0.53 $    0.53
                                          ======== ======== ======== =========
Operating cash flow (1).................. $ 22,079 $ 24,699 $ 24,574 $  26,759
                                          ======== ======== ======== =========
Weighted average units outstanding--
 diluted.................................   40,385   41,712   42,376    43,827
                                          ======== ======== ======== =========

--------
(1) Operating cash flow is defined as net income adjusted for amortization of intangibles, restricted unit plan compensation and non-recurring items. Operating cash flow per unit should not be construed as an alternative to net income per unit or as an alternative to cash flow from operating activities as reported in the Consolidated Statement of Cash Flows. Operating cash flow, as calculated by the Partnership, may not be consistent with comparable computations by other companies.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of New England Investment Companies, L.P.

  In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) on page 51 of this Form 10-K present fairly, in all material respects, the financial position of New England Investment Companies, L.P. and its subsidiaries (the "Partnership") at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

Boston, Massachusetts
January 29, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Under the Partnership Agreement and Delaware law, the Partnership's activities are managed by the General Partner. The General Partner also serves as managing general partner of the Operating Partnership. The General Partner has agreed that it will conduct no businesses other than managing the Partnership and the Operating Partnership, except the management of its own passive investments. The General Partner is a wholly owned subsidiary of MetLife, which has the right to elect all directors of the General Partner, subject to its obligation to elect one designee of RTI.

  The following table sets forth the name, age and positions of each of the General Partner's directors and executive officers at January 1, 1998. The executive officers of the General Partner hold comparable posts with the Partnership and the Operating Partnership, in which they act pursuant to delegated authority from the General Partner.

 NAME                         AGE                    POSITION
 ----                         ---                    --------
Peter S. Voss................  51 Chairman of the Board, Chief Executive Officer
                                   and President; Chairman of Executive
                                   Committee
William S. Antle III.........  53 Director; Chairman of Audit Committee
Robert J. Blanding...........  50 Director
Paul E. Gray.................  65 Director; member of Compensation Committee
Harry P. Kamen...............  64 Director
Charles M. Leighton..........  62 Director; member of Audit Committee and
                                   Chairman of Compensation Committee
Victor A. Morgenstern........  55 Director
Catherine A. Rein............  54 Director
Oscar L. Tang................  59 Director; member of Compensation Committee
G. Neal Ryland...............  56 Executive Vice President and Chief Financial
                                   Officer
Sherry A. Umberfield.........  43 Executive Vice President, Corporate
                                   Development
Edward N. Wadsworth..........  60 Executive Vice President, General Counsel and
                                   Secretary

  For purposes of the following description, references to the General Partner include all predecessor organizations.

  The directors of the General Partner generally do not serve set terms, but rather serve until their successors are duly elected and qualified. The board of directors of the General Partner has established a program pursuant to which two chief executive officers of operating subsidiaries of the Partnership serve as directors of the General Partner generally for two-year terms. These directors are elected by the directors of the General Partner after recommendation of management. This arrangement may be changed by the board of directors of the General Partner at any time. This program was implemented effective January 1, 1996, with the election of Mr. Morgenstern and Mr. Blanding.

  Mr. Voss is Chairman of the Board of Directors and Chief Executive Officer of the Partnership, the Operating Partnership and the General Partner. He was Chief Executive Officer and Chairman of the Board of a predecessor organization from 1992 until the combination with Reich & Tang in 1993. Mr. Voss was Group Executive Vice President, Bank of America, responsible for its global asset management and private banking business, from April 1992 to October 1992. Mr. Voss was Executive Vice President of Security Pacific National Bank and Chief Executive Officer of Security Pacific Hoare Govett Companies, a wholly owned subsidiary of Security Pacific Corporation, from April 1988 to April 1992. Mr. Voss serves as Chairman or a member of the Board of Directors of each of the Partnership's corporate subsidiaries and the general partners of the Operating Partnership's partnership subsidiaries, as well as serving as Chairman of the Board of Trustees of all the mutual funds in the New England Funds Group and serving as a trustee of Harris Associates Investment Trust. Mr. Voss serves as a member of the Executive Committee of the Board of Governors of the Investment Company Institute.

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

  Dr. Gray became a director of the General Partner in March of 1996. He was Chairman of the Corporation at the Massachusetts Institute of Technology from 1990 to 1997, and has been a member of the faculty since 1960. Dr. Gray also serves as a director of The Boeing Company and Eastman Kodak Company.

  Mr. Kamen was elected as a director of the General Partner in December of 1996. Mr. Kamen has been Chairman of the Board and Chief Executive Officer of Metropolitan Life Insurance Company since April of 1993, and also held the position of President from December 1995 to November 1997. Prior to such times, he served in other senior positions at MetLife, becoming an Executive Vice President in 1989 and Senior Executive Vice President in 1991. Mr. Kamen also serves as a director of Bethlehem Steel Corporation, Pfizer, Inc. and Banco Santandar, S.A.

  Mr. Leighton became a director of a predecessor organization in May 1990 and serves as director of the General Partner. Mr. Leighton was Chairman of the Board and Chief Executive Officer of CML Group, Inc., a specialty consumer products company, from 1969 to 1997, and remains a director. Mr. Leighton also serves as a director of MetLife.

  Mr. Morgenstern became a director of the General Partner in January 1996. From January 1992 to July 1996, Mr. Morgenstern was President, Chief Executive Officer and a director of Harris, and remains Chairman. Prior to such time, he was a Vice President and director of Harris. Mr. Morgenstern also serves as Chairman and a trustee of Harris Associates Investment Trust. References to Harris include the general partner of Harris as well as a predecessor organization.

  Mrs. Rein was elected as a director of the General Partner in December of 1996. Mrs. Rein was Executive Vice President, Corporate Development of Metropolitan Life Insurance Company from December of 1989 to January 1998; since February 1998 she has been Senior Executive Vice President, Business Services Group and Corporate Development. Mrs. Rein also serves as a director of Bank of New York, Inc., Corning, Inc. and GPU, Inc.

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

  Certain background information is provided below with respect to the executive officers of the General Partner in addition to Mr. Voss. The executive officers of the General Partner hold comparable posts with the Partnership and the Operating Partnership, in which they act pursuant to delegated authority from the General Partner.

  Mr. Ryland is Executive Vice President and Chief Financial Officer of the General Partner. He assumed comparable posts with a predecessor company in July 1993. Mr. Ryland was Executive Vice President and Chief Financial Officer of The Boston Company, a diversified financial services company, from March 1989 until July 1993.

  Ms. Umberfield is Executive Vice President, Corporate Development of the General Partner. She held a comparable position with a predecessor company from December 1989 until September 1993. Ms. Umberfield was a Vice President of New England Mutual from December 1988 to December 1992. She is a Chartered Financial Analyst.

  Mr. Wadsworth is Executive Vice President, General Counsel and Secretary of the General Partner. He held comparable posts with a predecessor company from December 1989 to September 1993. Mr. Wadsworth was Senior Vice President and Associate General Counsel of New England Mutual from 1981 until December 1992.

 Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934 requires the General Partner's directors and executive officers, and persons who own more than 10% of the units, to file with the SEC and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of units. To the Partnership's knowledge, during the year ended December 31, 1997, all Section 16(a) filing requirements applicable to its executive officers, directors and 10% beneficial owners were complied with, except as described below. The Partnership typically assists the directors and the executive officers of the Partnership with their Section 16(a) filings, and had inadvertently failed to note certain reporting required of Mr. Morgenstern, a director of the General Partner. The filings that were not made on a timely basis were two reports relating to Mr. Morgenstern's acquisition of LP units in the payment of the deferred portion of the purchase price in the 1995 acquisition by the Partnership of Harris Associates L.P., of which Mr. Morgenstern was a partner. The treatment of Mr. Morgenstern's deferred payment right as a derivative security in this context required earlier reporting, which was not timely made.

ITEM 11. EXECUTIVE COMPENSATION.

  The following table sets forth all plan and non-plan compensation paid during the last three years to the chief executive officer and to all persons who served as executive officers of the Partnership in 1997 (such persons being hereinafter collectively referred to as the "Named Executive Officers"):

                             ANNUAL COMPENSATION        LONG-TERM COMPENSATION
                        ------------------------------ -------------------------
                                                                      SECURITIES
NAME AND                                                 RESTRICTED   UNDERLYING    ALL OTHER
PRINCIPAL POSITION      YEAR  SALARY    BONUS    OTHER UNIT AWARDS($) OPTIONS(#) COMPENSATION(1)
------------------      ---- -------- ---------- ----- -------------- ---------- ---------------
Peter S. Voss.......... 1997 $497,500 $2,000,000   --        --       1,200,000      $54,957
 Chairman and Chief     1996  467,500  1,357,125   --        --           --          51,621
 Executive Officer      1995  440,000  1,020,000   --        --           --          48,946
G. Neal Ryland......... 1997  263,750    530,000   --        --         600,000       30,579
 Executive Vice         1996  248,750    288,750   --        --           --          28,812
 President and Chief    1995  235,000    235,000   --        --           --          27,512
 Financial Officer
Sherry A. Umberfield... 1997  228,750    332,074   --        --         400,000       26,919
 Executive Vice         1996  214,167    186,244   --        --           --          25,217
 President, Corporate   1995  205,000    140,000   --        --           --          24,375
 Development
Edward N. Wadsworth.... 1997  233,750    347,213   --     $536,250(2)     --          35,762
 Executive Vice         1996  219,375    190,575   --        --           --          33,572
 President, General     1995  212,500    145,000   --        --           --          36,209
 Counsel and Secretary

--------
(1) With respect to 1997, consists of insurance payments for term life (in each case less than $2,200) and contributions under defined contribution plans as follows: $52,814 for the benefit of Mr. Voss; $29,439 for the benefit of Mr. Ryland; $25,939 for the benefit of Ms. Umberfield; and $34,759 for the benefit of Mr. Wadsworth.
(2) The restricted unit valuation set out in the table above was calculated using $26 13/16 per unit, which was the closing sale price of a unit on the NYSE on the date of grant, September 9, 1997. Calculated using the December 31, 1997 closing sale price of a unit on the NYSE of $28 5/8 for such units, all of which are unvested, the ownership and valuation of unvested units by the Named Executive Officer was 20,000 units valued at $572,500. These units are scheduled to vest one-half on each of September 9, 1998 and 1999. In connection with the 1997 Restructuring, these units were converted into units of the Operating Partnership.

                       OPTION GRANTS IN LAST FISCAL YEAR

  The following table sets forth information regarding grants of options to purchase units made in 1997 to Named Executive Officers. No unit appreciation rights were granted in 1997.

                                          INDIVIDUAL GRANTS                    GRANT DATE VALUE
                         ---------------------------------------------------- ------------------
                                         % OF TOTAL
                                       OPTIONS GRANTED  EXERCISE
                            OPTIONS     TO EMPLOYEES      PRICE    EXPIRATION GRANT DATE PRESENT
          NAME           GRANTED(#)(1) IN FISCAL YEAR  PER UNIT(2)    DATE         VALUE(3)
          ----           ------------- --------------- ----------- ---------- ------------------
Peter S. Voss...........   1,200,000       34.50%       $26.8125    9/9/2007      $1,780,951
G. Neal Ryland..........     600,000       17.25%       $26.8125    9/9/2007      $  890,475
Sherry A. Umberfield....     400,000       11.50%       $26.8125    9/9/2007      $  593,650
Edward N. Wadsworth.....        -0-           --             --          --             -0-

--------
(1) Each of the foregoing options becomes exercisable on the seventh anniversary of its date of grant. However, 25% of each option will become exercisable before that time if and when the closing price of the Partnership's LP units on the New York Stock Exchange on 15 consecutive trading days equals or exceeds $29.00; 50% will become exercisable if and when such closing price equals or exceeds $32.00; 75% will become exercisable if and when such closing price equals or exceeds $36.25; and 100% will become exercisable if and when such closing price equals or exceeds $40.25. In no event, however, will any of the options become exercisable before January 1, 2000 unless a Change of Control occurs or, in the case of Mr. Voss' option, unless his employment is terminated during the term of his employment agreement by the Operating Partnership without "cause" or by Mr. Voss following a "constructive discharge event" (as such terms are defined in the employment agreement), in any of which events the options will become exercisable in full immediately.
  If the options do not become fully exercisable before January 1, 2002, but the Operating Partnership's operating cash flow per unit in the year 2001 equals $3.39, each of the executive officers named in the table who is then in the full time employ of the Operating Partnership will be entitled to receive an award of Partnership LP units having a market value (based on the average closing price during the last 10 business days of 2001) equal to the total distributions paid on the following numbers of the Partnership's LP units during the five year period extending from the second quarter of 1997 through the first quarter of 2002, inclusive: Mr. Voss--100,000 units; Mr. Ryland--50,000 units and Ms. Umberfield--33,333 units. If such operating cash flow per unit equals or exceeds $4.75, such award will be multiplied by four, and if such operating cash flow per unit exceeds $3.39 but is less than $4.75, such award will be multiplied by a factor in excess of one but less than four determined by straight line interpolation. In no event, however, will the number of the Partnership's
  LP units awarded to any of such executive officers pursuant to the foregoing exceed one-third of the number of such officer's options listed in the table above that do not become exercisable before January 1, 2002.
(2) The exercise price of all options granted was 100% of fair market value on the date of grant.
(3) In accordance with rules of the Securities and Exchange Commission, the Black-Scholes option pricing model was chosen to estimate the grant date present value of the options set forth in this table. The Black-Scholes Ratio of 7.48% was determined using the following assumptions: a volatility of 16.6%, a distribution yield of 8%, a risk free interest rate of 6.2%, a risk of forfeiture of 3% and a ten-year projected exercise period. There is no assurance that the value realized by an executive, if any, will be at or near the value estimated by the Black-Scholes model. Future compensation resulting from option grants is based solely on the performance of the market value of the Partnership's LP units.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                          AND YEAR-END OPTION VALUES

  The following table sets forth information regarding the exercise of options to purchase units held by Named Executive Officers and the value of unexercised options at December 31, 1997.

                                               NUMBER OF UNITS UNDERLYING           VALUE OF UNEXERCISED
                                                   UNEXERCISED OPTIONS              IN-THE-MONEY OPTIONS
                                                AT DECEMBER 31, 1997 (#)          AT DECEMBER 31, 1997 ($)
                            UNITS      VALUE    EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE(1)
                         ACQUIRED ON  REALIZED ------------------------------   ---------------------------------
          NAME           EXERCISE (#)   ($)    EXERCISABLE    UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
          ----           ------------ -------- ------------   ---------------   -------------   -----------------
Peter S. Voss...........     -0-        -0-             -0-           1,200,000           -0-           $2,175,000
G. Neal Ryland..........     -0-        -0-             -0-             600,000           -0-           $1,087,500
Sherry A. Umberfield....     -0-        -0-             -0-             400,000           -0-           $  725,000
Edward N. Wadsworth.....     -0-        -0-             -0-                -0-            -0-    $            -0-

--------
(1) The value of unexercised options at December 31, 1997, is based on the difference between the closing price of Partnership LP units on the New York Stock Exchange on such date ($28.625) and the exercise price of the options ($26.8125), multiplied by the number of unexercised options.

EMPLOYMENT AGREEMENTS

  The Operating Partnership (as successor to the Partnership) and the General Partner are party to an employment agreement ("the Employment Agreement") dated as of August 16, 1995 (the "Effective Date") with Peter S. Voss providing for the employment of Mr. Voss as Chairman of the Board, Chief Executive Officer and President of the Operating Partnership and the General Partner for an initial term of three years, which was automatically extended for an additional two-year period. During the term of the Employment Agreement, Mr. Voss will receive an annual salary established from time to time by the Board of Directors of the General Partner. In addition, Mr. Voss will be entitled to receive an annual bonus determined by the Board. In the event that Mr. Voss is terminated by the Operating Partnership without Cause or Mr. Voss elects to terminate his employment as a result of a Constructive Discharge Event (as defined in the Employment Agreement), Mr. Voss shall be entitled to lump sum payment equal to three times his Salary (as then in effect) and three times his Bonus Amount (as defined in the Employment Agreement). In addition, in the event of such a termination, Mr. Voss shall be deemed to be fully vested in any restricted units or other equity incentives held by him on the date of such termination.

  In addition, the Operating Partnership and the General Partner are also party to agreements dated as of August 16, 1995 (the "Named Executive Agreements") with each of G. Neal Ryland, Sherry A. Umberfield and Edward N. Wadsworth providing, in each case, that if the employment of such Named Executive Officer is terminated by the Operating Partnership prior to the third anniversary of the Effective Date of such Named Executive Agreements other than for Cause or disability or if the Partnership constructively Discharges such Named Executive Officer and if Peter S. Voss or his designee, in his capacity as Administrator under the Named Executive Agreements, determines that such termination of employment or Constructive Discharge was not primarily related to such Named Executive Officer's performance or the ordinary course of business, then such Named Executive Officer shall be entitled to lump sum payments equal to one and one-half times his or her salary and his or her bonus amount.

COMPENSATION OF DIRECTORS

  Directors of the General Partner who are not employees of the Partnership, the Operating Partnership, or the Operating Partnership's subsidiary firms ("Outside Directors") receive a retainer of $20,000 annually. In addition, the General Partner pays each Outside Director fees of $2,000 per meeting of the Board of Directors attended and $1,000 per meeting of a Board Committee attended. Chairmen of Committees of the Board of Directors who are Outside Directors are paid an additional annual retainer of $2,500. Directors may defer payment of retainer and meeting fees under a directors deferred compensation plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The members of the Compensation Committee in 1997 were Charles M. Leighton, Paul E. Gray and Oscar L. Tang. Mr. Leighton serves on the board of directors of MetLife. See Item 13, "Certain Relationships and Related Transactions," for a discussion of the relationship between the Operating Partnership, the General Partner and MetLife.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  At December 31, 1997, there were 110,000 GP units of the Partnership outstanding, owned by one holder of GP units (NEIC, Inc.), and 6,164,980 LP units of the Partnership outstanding, owned by approximately 450 holders of record of LP units. Also at December 31, 1997, there were 44,466,979 units of the Operating Partnership outstanding, owned by two holders of Operating Partnership GP units (NEIC, Inc. and the Partnership) and approximately 75 holders of record and beneficial owners of Operating Partnership LP units. The Partnership held 6,274,980 Operating Partnership units at December 31, 1997.

  The tables that follow set forth certain information regarding certain holders of units of the Partnership and Operating Partnership.

                   PRINCIPAL HOLDERS OF PARTNERSHIP LP UNITS

  The following table sets out information as of December 31, 1997, as to (i) each person known by the Partnership to hold 5% or more of the outstanding Partnership units (or who would own 5% or more of the outstanding Partnership units assuming such person exchanged all Operating Partnership LP units for Partnership LP units in "block transfers" as described below), (ii) each director of NEIC, Inc., (iii) each officer of the General Partner who is a "Named Executed Officer" in this annual report on Form 10-K, and (iv) all directors and executive officers of NEIC, Inc. as a group. The table indicates both (i) the number of Partnership units owned by each such person, and (ii) for each such person who owns at least 2% of the total Operating Partnership units outstanding (in general not including those Operating Partnership units held by NEIC, Inc., the Partnership or their respective affiliates), and is therefore able to exchange its Operating Partnership LP units for Partnership LP units in "block transfers" under the regulations promulgated pursuant to Internal Revenue Code Section 7704, the number of Partnership LP units that such person would own assuming it exchanged all of its Operating Partnership LP units for Partnership LP units. However, since Operating Partnership LP units may only be exchanged for Partnership LP units with the consent of the Managing General Partner, who will not consent to any transfer that creates a risk that such transfers will not fit into the safe harbors described in the Treasury Regulations under Internal Revenue Code Section 7704 or that the Operating Partnership will be required to register any class of its securities under the Exchange Act, the Partnership LP units to be received in such exchange may not in fact be beneficially owned within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934. The total of the percentages in the fifth column of the following table exceeds 100% because, as required by Rule 13d-3 under the Securities Exchange Act of 1934, the percentage ownership of each person reflected in such column assumes that (i) such person exchanged all of his Operating Partnership LP units for Partnership LP units, and (ii) no other person exchanged any Operating Partnership LP units for Partnership LP units. The Partnership believes that, except as otherwise indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all of the Partnership units indicated.

                                                         AMOUNT AND NATURE OF
                                                        BENEFICIAL OWNERSHIP OF
                          AMOUNT AND NATURE                  NEIC LP UNITS
                            OF BENEFICIAL                  (INCLUDING BLOCK
                              OWNERSHIP        PERCENT  TRANSFERS OF NEICOP LP    PERCENT
    BENEFICIAL OWNER      OF NEIC LP UNITS     OF CLASS      UNITS OWNED)         OF CLASS
    ----------------      -----------------    -------- -----------------------   --------
Metropolitan Life
 Insurance Company......       317,900(1)(2)     5.07%        21,033,900(1)(2)     77.93%
Reich & Tang, Inc.......       150,000(1)(3)     2.43%         6,195,900(1)(3)     50.74%
JV Investments, Inc.....             0            --             677,500(4)         9.90%
Peter B. Foreman........             0            --             677,500(5)         9.90%
Myron R. Szold..........             0            --             677,500(6)         9.90%
Roger O. Brown..........        20,000(7)          **            677,500(7)         9.90%
Snyder Holdings, Inc....       731,906(8)       11.87%           731,906(8)        11.87%
Earl J. Rusnak, Jr......             0            --             677,500(9)         9.90%
Sherwin A. Zuckerman....             0            --             677,500(10)        9.90%
Robert H. Harper........             0            --             677,500(11)        9.90%
Robert J. Sanborn.......             0            --             528,010(12)        7.89%
Oscar L. Tang+..........        71,084(13)       1.15%         2,936,210(13)       24.05%
William S. Antle III+...             0(14)        --                   0(14)         --
Robert J. Blanding+.....             0            --                   0             --
Paul E. Gray+...........           500             **                500              **
Harry P. Kamen+.........         3,000             **              3,000              **
Charles M. Leighton+....         2,862(14)(15)     **              2,862(14)(15)      **
Victor A. Morgenstern+..             0            --           1,000,000(16)       13.96%
Catherine A. Rein+......           750             **                750              **
Peter S. Voss+*.........           300(17)         **            350,300(17)        5.39%
G. Neal Ryland*.........         1,700(18)         **              1,700(18)          **
Sherry A. Umberfield*...             0            --                   0             --
Edward N. Wadsworth*....             0            --                   0             --
All directors and Named
 Executive Officers of
 the General Partner as
 a group (12 persons)...        80,196           1.30%         4,295,322           41.38%

--------
 +Director
 *Named Executive Officer
**Less than 1%

  The footnotes to this table appear after the table entitled "Principal Holders of Operating Partnership Units," below.

  Of the approximately 6.2 million Partnership LP units outstanding on December 31, 1997, 5.1 million were freely tradable without registration under the Securities Act. The resale of the remaining 1.1 million Partnership LP units was restricted under the Securities Act, subject to the ability of certain holders of such Partnership units to effect certain resales under an exemptive rule or pursuant to the exercise of registration rights and the lapse of such restrictions over time.

               PRINCIPAL HOLDERS OF OPERATING PARTNERSHIP UNITS

  As of December 31, 1997, there were 44,466,979 Operating Partnership units outstanding, owned by two holders of Operating Partnership GP units (NEIC, Inc. and the Partnership) and approximately 75 holders of record and beneficial owners of Operating Partnership LP units. The following table sets out information as of December 31, 1997, as to (i) each person known by Operating Partnership to hold 5% or more of the outstanding Operating Partnership units, (ii) each director of NEIC, Inc., (iii) each officer of the General Partner who is a "Named Executed Officer" in this annual report on Form 10-K, and (iv) all directors and executive officers of NEIC, Inc. as a group. The number of Operating Partnership Units shown in the table represents the sum of (1) the number of Operating Partnership units, if any, owned indirectly through ownership of Partnership units (shown in the table of "Principal Holders of Partnership LP Units," above) plus (2) the number of Operating Partnership Units owned directly. The Operating Partnership believes that, except as otherwise indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all of the Operating Partnership units indicated.

                                          AMOUNT AND NATURE OF
            BENEFICIAL OWNER              BENEFICIAL OWNERSHIP  PERCENT OF CLASS
            ----------------              --------------------  ----------------
Metropolitan Life Insurance Company.....       21,033,900(1)(2)      47.30%
New England Investment Companies, L.P...        6,274,980            14.11%
Reich & Tang, Inc.......................        6,195,900(1)(3)      13.93%
JV Investments, Inc.....................        2,260,900(4)          5.08%
Oscar L. Tang+..........................        2,936,210(13)         6.60%
William S. Antle III+...................                0(14)           --
Robert J. Blanding+.....................            9,000               **
Paul E. Gray+...........................              500               **
Harry P. Kamen+.........................            3,000               **
Charles M. Leighton+....................            2,862(14)           **
Victor A. Morgenstern+..................        1,000,000(16)         2.25%
Catherine A. Rein+......................              750               **
Peter S. Voss+*.........................          350,300(17)           **
G. Neal Ryland*.........................           31,044(18)           **
Sherry A. Umberfield*...................           50,310               **
Edward N. Wadsworth*....................           59,070(19)           **
All directors and Named Executive
 Officers of the General
 Partner as a group (12 persons)........        4,443,046             9.99%

--------
  +Director
  *Named Executive Officer
 **Less than 1%

 (1) Includes 133,800 Operating Partnership LP units and 90,300 Operating Partnership LP units contributed to the Restricted Unit Plan (the "RUP") of the Operating Partnership by MetLife and RTI, respectively, as to which the contributing organizations retain certain income and reversionary rights, and that have not been awarded. The ownership of MetLife shown includes 110,000 LP units of the Partnership issuable upon conversion of an equal number of units of general partner interest ("GP units") owned by the Partnership's general partner, which represent all GP units of the Partnership outstanding.
 (2) The holder's address is One Madison Avenue, New York, NY 10010.
 (3) All stockholders of RTI are parties to a stockholders' agreement relating to the maintenance of such corporation's status as an "S" corporation under the Internal Revenue Code and which creates numerous reciprocal and other rights relating to the disposition of stock in RTI by the stockholders. The holder's address is P.O. Box 36, Armonk, NY 10504.
 (4) The number of Partnership LP units shown excludes 1,583,400 Partnership LP units that may be acquired upon the permitted exercise of exchange rights with respect to Operating Partnership LP units that may not be exercised within 60 days. The holder's address is 1999 Harrison, Suite 700, Oakland, CA 94612-3517.

 (5) The number of Partnership LP units shown excludes 769,554 Partnership LP units that may be acquired upon the permitted exercise of exchange rights with respect to Operating Partnership units that may not be exercised within 60 days. The number reflected in the tables represents Operating Partnership LP units held by trusts for the benefit of Mr. Foreman and family members, with respect to which Mr. Foreman has sole discretionary authority as to voting and disposition. The holder's address is 225 W. Washington St., Suite 1650, Chicago, IL 60611.
 (6) The number of Partnership LP units shown excludes 257,052 Partnership LP units that may be acquired upon the permitted exercise of exchange rights with respect to Operating Partnership LP units that may not be exercised within 60 days. The holder's address is c/o Talon Asset Management, Inc., One North Franklin, Suite 450, Chicago, IL 60606.
 (7) The number of Partnership LP units shown excludes 237,971 Partnership LP units that may be acquired upon the permitted exercise of exchange rights with respect to Operating Partnership LP units that may not be exercised within 60 days. The numbers reflected in the tables represent Partnership LP Units and Operating Partnership LP Units held by trusts and partnerships for the benefit of Mr. Brown and family members, with respect to which Mr. Brown has sole discretionary authority as to voting and disposition. The holder's address is 225 W. Washington St., Suite 1650, Chicago, IL 60611.
 (8) Alan B. Snyder is the President and controlling shareholder of the holder. The holder's address is 350 California Street, Suite 1460, San Francisco, CA 94104.
 (9) The number of Partnership LP units shown excludes 120,289 Partnership LP units that may be acquired upon the permitted exercise of exchange rights with respect to Operating Partnership LP units that may not be exercised within 60 days. The holder's address is c/o Harris Associates, Two N. LaSalle St., Suite 500, Chicago, IL 60602.
(10) The number of Partnership LP units shown excludes 38,822 Partnership LP units that may be acquired upon the permitted exercise of exchange rights with respect to Operating Partnership LP units that may not be exercised within 60 days. The numbers reflected in the tables include 150,000 Operating Partnership LP units held a limited partnership of which Mr. Zuckerman serves as general partner. The holder's address is c/o Harris Associates, Two N. LaSalle St., Suite 1650, Chicago, IL 60602.
(11) The number of Partnership LP units shown excludes 14,892 Partnership LP units that may be acquired upon the permitted exercise of exchange rights with respect to Operating Partnership LP units that may not be exercised within 60 days. The holder's address is c/o Harris Associates, Two N. LaSalle St., Suite 500, Chicago, IL 60602.
(12) The holder's address is c/o Harris Associates, Two N. LaSalle St., Suite 500, Chicago, IL 60602.
(13) All Mr. Tang's units are beneficially owned indirectly through stock ownership in RTI, and such units are included in the ownership attributed to RTI set out in the above tables. Included are (i) 828 Partnership LP units and 33,386 Operating Partnership LP units indirectly held by a trust for the lifetime benefit of Mr. Tang of which Mr. Tang is one of two trustees, and (ii) 20,181 Partnership LP units and 813,404 Operating Partnership LP units indirectly held by trusts for Mr. Tang's children, as to which Mr. Tang disclaims beneficial ownership. The holder's address is P.O. Box 36, Armonk, NY 10504.
(14) Does not include accounts holding values equal to 918 Partnership LP units and 12,266 Partnership LP units for Messrs. Antle and Leighton, respectively, under a plan whereby directors of the General Partner can defer some or all of their Board retainer and meeting fees.
(15) Includes 785 Partnership LP units owned by Mr. Leighton's spouse as to which he disclaims beneficial ownership.
(16) Includes 250,000 Operating Partnership LP units held by a limited partnership of which Mr. Morgenstern serves as general partner. The holder's address is c/o Harris Associates, Two N. LaSalle St., Suite 500, Chicago, IL 60602.
(17) Includes 300 Partnership LP units held by a child of Mr. Voss, as to which Mr. Voss disclaims beneficial ownership. The holder's address is c/o NEIC Operating Partnership, 399 Boylston St., Boston, MA 02116.
(18) Includes 1,700 Partnership LP units held by Mr. Ryland's children, as to which he disclaims beneficial ownership.
(19) Includes 20,000 Operating Partnership LP units granted under the RUP which, assuming continuation of employment, will vest over the next two years.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATIONSHIPS WITH METLIFE

  As of January 1, 1998, MetLife owned approximately 47% of the Operating Partnership units outstanding (including units held indirectly through ownership of Partnership units), and three of its directors and/or officers served as directors of the General Partner. In addition, the General Partner is an indirect wholly owned subsidiary of MetLife. The Partnership, the Operating Partnership and MetLife maintain several important business relationships as summarized below.

  Asset Management and Related Matters. As of December 31, 1997 certain of the Investment Management Firms managed approximately $5.6 billion of MetLife's General Account assets. These services were provided principally under separate investment management agreements (the "Management Agreements") with several of the Investment Management Firms and contain market-based fees that vary depending upon the class of asset advised and investment objectives. The Partnership received a total of $15.8 million in fees under these arrangements in 1997.

  In addition, as of December 31, 1997, certain Investment Management Firms managed approximately $2.7 billion of assets held directly or indirectly in segregated asset accounts of MetLife. For such services, the Firms received directly from MetLife approximately $14.5 million in 1997. The Firms also managed approximately $2.5 billion in mutual fund assets for the New England Zenith Funds, which contain assets segregated to meet obligations under variable life insurance and variable annuity products issued by MetLife and New England Life, as well as investments backing certain other insurance products issued by MetLife.

  MetLife holds mortgage loans to several real estate projects owned by joint ventures in which a fund sponsored by AEW Capital Management participates. Also, MetLife serves as sole or joint guarantor of joint venture-related indebtedness and is a coinvestor in investment funds sponsored by the Investment Management Firms in certain instances.

  Services and Office Space. MetLife provides various services to the Partnership, the Operating Partnership and the Firms pursuant to a services agreement. These services include certain data processing, internal audit and various other administrative support services. All such services are provided at competitive rates established from time to time by negotiation. In 1997, the Partnership paid MetLife approximately $2.8 million for such services. MetLife can discontinue providing, and the Partnerships and the Firms can discontinue receiving, any or all of these services at any time on 60 days' notice.

  The Partnerships and certain of the Operating Partnership's subsidiaries lease office space in a building owned by MetLife, for which, in 1997, MetLife received $1.7 million. The rates are at current market rates.

  Retail Mutual Fund Distribution. Certain mutual funds sponsored by the Operating Partnership are sold in the retail market through broker-dealers including NES, which is owned by New England Life and MetLife Securities, which is owned by MetLife. NES's and MetLife's retail sales forces consist of registered securities representatives who are part of their insurance field forces. New England Funds paid $24.5 million to NES and $0.9 million to MetLife Securities in 1997, including commissions on the sales of load mutual funds, 12b-1 distribution fees, and servicing fees on no-load mutual funds.

  Tax Indemnification. For periods prior to the combination with Reich & Tang, Old NEIC and its subsidiaries filed consolidated returns for federal and certain state income taxes together with certain companies which became subsidiaries of MetLife at the time of the Merger of MetLife and New England Mutual. In connection with the acquisition of Reich & Tang, all liabilities for taxes owed by Old NEIC under these agreements were canceled and were not transferred to the Partnership. MetLife, as successor to New England Mutual, will indemnify and hold harmless the Partnerships for any additional federal income taxes for Old NEIC imposed for periods prior to the acquisition of Reich & Tang, offset by any tax benefit for periods prior to the combination with of Reich & Tang.

  Purchase of Employee Benefits. Employees of the Partnerships and certain of their subsidiaries participated in 1997 in certain employee benefits purchased from MetLife, including dental, life and disability insurance. The Partnership paid approximately $0.8 million for these benefits in 1997. In addition, Loomis Sayles purchased cash value life insurance policies from MetLife to satisfy Loomis Sayles' obligations under a death benefit plan for senior executives. Premiums paid on these policies were $1.7 million in 1997. Loomis Sayles has a $11.0 million revolving line of credit from MetLife secured with an interest in these life insurance policies. The total principal and interest outstanding under this agreement was $11.2 million at December 31, 1997. Interest expense was $0.7 million during 1997.

  MetLife is obligated to advance funds to an affiliate of AEW Capital to meet such firm's contribution obligation, if it should arise, with respect to one investment partnership where such affiliate has a less than 1% general partnership interest. This obligation arose in 1992 incident to the contribution by such affiliate of various real estate interests to a subsidiary of New England Mutual in exchange for preferred stock.

  The Partnerships and MetLife expect to maintain a number of these relationships for the foreseeable future. Transactions between MetLife and the Partnership entered into in the future, including changes to the investment management fees the Operating Partnership charges MetLife and service fees MetLife charges the Partnerships, will be determined by negotiation from time to time. The Partnerships believe that the financial aspects of these relationships are no less favorable to the Partnerships than those available from unaffiliated third parties.

  Incident to New England Mutual's merger into MetLife, New England Mutual's ownership interests in NEIC and the General Partner were transferred to MetLife, and MetLife succeeded to the various arrangements of New England Mutual with the Partnership.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

 (1) Financial Statements

  The consolidated financial statements of New England Investment Companies, L.P. are included under Item 8 of this Form 10-K as follows:

                                                                          PAGE
                                                                          ----
   Consolidated Statement of Income for the three years ended December
    31, 1997.............................................................  21
   Consolidated Balance Sheet at December 31, 1996 and 1997..............  22
   Consolidated Statement of Cash Flows for the three years ended
    December 31, 1997....................................................  23
   Consolidated Statement of Changes in Partners' Capital for the three years ended December 31, 1997........................................  24
   Notes to Consolidated Financial Statements............................  25
   Report of Independent Accountants.....................................  38

 (2) Financial Statement Schedules

  Schedules are omitted because they are not applicable or the required information is shown on the notes thereto.

 (3) Exhibits

  The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference, as indicated.

 2.1 Partnership Admission Agreement dated October 14, 1996 (relating to the acquisition of assets of Aldrich, Eastman & Waltch, L.P.)(3)
 2.2  Form of Agreement Amending Partnership Admission Agreement dated December
      10, 1996, amending the Partnership Admission Agreement dated October 14,
      1996 (relating to the acquisition of assets of Aldrich, Eastman & Waltch, L.P.)(4)
 2.3 Partnership Admission Agreement dated September 23, 1996 (relating to the acquisition of assets of Jurika & Voyles, Inc.)(5)
 2.4  Amendment No. 1 dated as of January 1, 1997, to the Partnership Admission
      Agreement dated September 23, 1996 (relating to the acquisition of assets of Jurika & Voyles, Inc.)(6)
 3.1  Articles of Organization of New England Investment Companies, Inc.(7)
 3.2  By-Laws of New England Investment Companies, Inc.(7)
 3.3  Certificate of Limited Partnership of New England Investment Companies,
      L.P., together with all amendments thereto(7)
 3.4  Second Amended and Restated Agreement of Limited Partnership of New
      England Investment Companies, L.P.(11)
 3.5  Amended and Restated Agreement of Limited Partnership of NEIC Operating
      Partnership, L.P.(12)
      Form of Certificate Evidencing Units Representing Limited Partner
 4.1  Interests(11)
 9.   Voting Agreement by and among New England Investment Companies, Inc.,
      Reich & Tang, Inc.
      and New England Mutual Life Insurance Company(7)
 10.1 1993 Equity Incentive Plan, as amended(14)

10.2   Restricted Unit Plan(7)
10.3   1997 Equity Incentive Plan, as amended(14)
10.4   Employment Agreement with Peter S. Voss(9)
10.5   Agreement with G. Neal Ryland(9)
10.6   Agreement with Sherry A. Umberfield(9)
10.7   Agreement with Edward N. Wadsworth(9)
10.8   Defined Contribution Retirement Plan of the Operating Partnership(8)
10.9   401(k) Savings Plan of the Operating Partnership(8)
10.10  Directors Deferred Compensation Plan(8)
10.11  Second Amended and Restated Limited Partnership Agreement of Capital Growth Management Limited
       Partnership(7)
10.12  Registration Rights Agreement by and among Reich & Tang, Inc., New England Mutual Life Insurance
       Company and New England Investment Companies, L.P.(7)
10.13  Registration Rights Agreement between the Partnership and Harris Associates L.P.(8)
10.14  Credit Agreement, dated as of October 28, 1996, among the Partnership, as Borrower, the banks named therein as Banks, Citibank N.A. as Administrative Agent, and The First National Bank of Boston, as
       Co-Agent(10)
10.15  Waiver and Amendment Agreement dated as of December 29, 1997, relating to Credit Agreement dated as of October 28, 1996
10.16  Form of Note Purchase Agreement relating to 6.54% Notes due 2003(8)
10.17  Amendment and Assumption Agreement dated as of December 29, 1997, relating to Note Purchase
       Agreements relating to 6.54% Notes due 2003.
10.18  Form of Note Purchase Agreement relating to 7.15% Senior Notes due 2007(13)
10.19  Amendment and Assumption Agreement dated as of December 29, 1997, relating to Note Purchase
       Agreements relating to 7.15% Notes due 2007.
10.20  Intercompany Agreement dated as of December 29, 1997, between the Registrant and NEIC Operating
       Partnership, L.P.(11)
21.    Subsidiaries of the Registrant or NEIC Operating Partnership, L.P.
23.    Consent of Price Waterhouse LLP
27.1   Financial Data Schedule
27.2   Restated Financial Data Schedule--December 31, 1996
27.3   Restated Financial Data Schedule--December 31, 1995
27.4   Restated Financial Data Schedule--September 30, 1995
27.5   Restated Financial Data Schedule--June 30, 1995
27.6   Restated Financial Data Schedule--March 31, 1995

--------
Notes
(1) Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q (File No. 1-9468) for the quarter ended June 30, 1995.
(2) Filed as an Exhibit to Registrant's Current Report on Form 8-K (File No. 1-9468) dated September 29, 1995.
(3) Filed as an Exhibit to Registrant's Current Report on Form 8-K (File No. 1-9468) dated September 23, 1996.
(4) Filed as an Exhibit to Registrant's Current Report on Form 8-K (File No. 1-9468) dated January 3, 1997.
(5) Filed as an Exhibit to Registrant's Current Report on Form 8-K (File No. 1-9468) dated October 15, 1996.
(6) Filed as an Exhibit to Registrant's Current Report on Form 8-K (File No. 1-9468) dated December 10, 1996.
(7) Filed as an Exhibit to Registrant's Annual Report on Form 10-K (File No. 1-9468) for the year ended December 31, 1993.
(8) Filed as an Exhibit to Registrant's Annual Report on Form 10-K (File No. 1-9468) for the year ended December 31, 1995.
(9) Filed as an Exhibit to Registrant's Current Report on Form 8-K (File No. 1-9468) dated November 8, 1995.

(10) Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q (File No. 1-9468) for the quarter ended September 30, 1996.
(11) Filed as an Exhibit to the Registrant's Form 8-A/A dated December 29,
     1997.
(12) Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No. 1-9468) dated December 31, 1997.
(13) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 1-9468) for the quarter ended March 31, 1997.
(14) Filed as an Exhibit to the Registrant's Registration Statement on Form S-3 (No. 333-43407).

(b)Form 8-K filings:

  (i) The Registrant filed a Current Report on Form 8-K (File No. 1-9468) dated December 31, 1997, reporting the restructuring of the Registrant.

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

                                        New England Investment Companies, L.P.

                                        By New England Investment Companies,
                                         Inc.,
                                           its General Partner

                                                   /s/ G. Neal Ryland
Date: February 23, 1998By: _____________________________________________________
                                           G. NEAL RYLAND, EXECUTIVE VICE
                                           PRESIDENT AND CHIEF FINANCIAL
                                                      OFFICER


  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED BELOW, ON FEBRUARY 23, 1998.

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

          /s/ Paul E. Gray            Director
------------------------------------
            PAUL E. GRAY

         /s/ Harry P. Kamen           Director
------------------------------------
           HARRY P. KAMEN

      /s/ Charles M. Leighton         Director
------------------------------------
        CHARLES M. LEIGHTON

     /s/ Victor A. Morgenstern        Director
------------------------------------
       VICTOR A. MORGENSTERN

       /s/ Catherine A. Rein          Director
------------------------------------
         CATHERINE A. REIN

         /s/ Oscar L. Tang            Director
------------------------------------
           OSCAR L. TANG

                                 EXHIBIT INDEX
                                 -------------


Exhibit
Number    Description of Exhibits
-------   -----------------------

10.15 Waiver and Amendment Agreement dated as of December 29, 1997, relating to Credit Agreement dated as of October 28, 1996.

10.17 Amendment and Assumption Agreement dated as of December 29, 1997, relating to Note Purchase Agreements relating to 6.54% Notes due 2003.

10.19 Amendment and Assumption Agreement dated as of December 29, 1997, relating to Note Purchase Agreements relating to 7.15% Notes due 2007.

21        Subsidiaries of the Registrant or NEIC Operating Partnership, L.P.

23        Consent of Price Waterhouse LLP

27.1      Financial Data Schedule

27.2      Restated Financial Data Schedule -- December 31, 1996

27.3      Restated Financial Data Schedule -- December 31, 1995

27.4      Restated Financial Data Schedule -- September 30, 1995

27.5      Restated Financial Data Schedule -- June 30, 1995

27.6      Restated Financial Data Schedule -- March 31, 1995