Form 10-Q
period 1998-03-31
NVEST LP
filed 1998-05-13
CIK 812488

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

Commission File Number: 1-9468

                                   Nvest, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             DELAWARE                                   13-3405992
---------------------------------------    -------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


399 Boylston Street, Boston, Massachusetts                               02116
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                (617) 578-3500
             ------------------------------------------------------
             (Registrant's telephone number, including area code)

                     New England Investment Companies, L.P.
                   (Former name, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The issuer is a limited partnership. There were 6,405,982 units of limited partner interest and 110,000 units of general partner interest outstanding on May 1, 1998.

                                    1 of 20

                                   NVEST, L.P.
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION

                                                                            PAGE
ITEM 1.  FINANCIAL STATEMENTS.

         FINANCIAL STATEMENTS OF NVEST, L.P. ( THE "PARTNERSHIP" )

           Balance Sheet as of December 31, 1997 and March 31, 1998           3

           Statement of Income for the three months ended March 31,
             1997 and 1998                                                    4

           Statement of Cash Flows for the three months ended March 31,
             1997 and 1998                                                    5

           Notes to Financial Statements                                      6

           FINANCIAL STATEMENTS OF THE "OPERATING PARTNERSHIP"
           (NVEST, L.P. IN 1997 AND NVEST COMPANIES, L.P IN 1998)

           Consolidated Balance Sheet as of December 31, 1997 and
             March 31, 1998                                                   9

            Consolidated Statement of Income for the three months
             ended March 31, 1997 and 1998                                   10

            Consolidated Statement of Cash Flows for the three months
             ended March 31, 1997 and 1998                                   11

            Notes to Consolidated Financial Statements                       12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.                                          13

            Nvest, L.P.                                                      14

            The Operating Partnership
                                                                             16

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.                                               19

ITEM 5. OTHER INFORMATION.                                                   19

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                                    19


SIGNATURES                                                                   20

                                    2 of 20

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
-----------------------------

                                  NVEST, L.P.
                                 BALANCE SHEET
                       (in thousands, except unit data)

                                                                DECEMBER 31, 1997          MARCH 31, 1998
                                                                -----------------          --------------
                                                                                            (unaudited)
ASSETS
------

Current assets:
     Distribution receivable from Nvest Companies, L.P.                  $  5,020                 $ 4,679
                                                                -----------------          --------------
         Total current assets                                               5,020                   4,679

Investment in Nvest Companies, L.P. (note 4)                               71,008                  71,862
                                                                -----------------          --------------

         Total assets                                                    $ 76,028                 $ 76,541
                                                                =================          ===============
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Current liabilities:
     Distribution payable                                                 $ 5,020                 $ 3,794
     Gross income tax payable                                                   -                     881
                                                                -----------------          --------------
         Total current liabilities                                          5,020                   4,675

Contingent liabilities (note 6 )

Partners' capital (6,274,980 units at December 31, 1997
     and 6,322,520 units at March 31, 1998)                                71,008                  71,866
                                                                -----------------          --------------

         Total liabilities and partners' capital                         $ 76,028                $ 76,541
                                                                =================          ==============

                               See Accompanying Notes to Financial Statements.

                                    3 of 20

                                  NVEST, L.P.

                              STATEMENT OF INCOME

                (in thousands, except per unit data, unaudited)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                              -------------------------------------
                                                                  1997                     1998
                                                              -------------            ------------
REVENUES
--------
     Equity in earnings of Nvest Companies, L.P.                 $       -                 $ 3,964
     Management and advisory fees                                  116,109                       -
     Other revenues and interest income                             10,688                       -
                                                              -------------            ------------
                                                                   126,797                   3,964
                                                              -------------            ------------
EXPENSES
--------
     Compensation and benefits                                      64,999                       -
     Restricted unit plan compensation                                 133                       -
     Amortization of intangibles                                     9,268                       -
     Depreciation and amortization                                   1,556                       -
     Occupancy, equipment and systems                                5,691                       -
     Interest expense                                                3,878                       -
     Other                                                          19,704                       -
     Gross income tax                                                    -                     881
                                                              -------------            ------------
                                                                   105,229                     881
                                                              -------------            ------------
Income before income taxes                                          21,568                   3,083
     Income tax expense                                              1,215                       -
                                                              -------------            ------------
Net income                                                       $  20,353                 $ 3,083
                                                              =============            ============

Net income per unit (note 3):
     Basic                                                       $    0.48                 $  0.49
                                                              =============            ============

     Diluted                                                     $    0.48              $     0.48
                                                              =============            ============
Distributions declared per unit:
     Regular                                                     $    0.53              $     0.60
     Special                                                          0.05                       -
                                                              -------------            ------------

       Total                                                     $    0.58              $     0.60
                                                              =============            ============

Weighted average units outstanding - diluted (note 3)               43,087                   7,017
                                                              =============            ============

                         See Accompanying Notes to Financial Statements.

                                    4 of 20

                                  NVEST, L.P.

                            STATEMENT OF CASH FLOWS

                           (in thousands, unaudited)

                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                      -----------------------------------------
                                                                           1997                       1998
                                                                      ----------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                              $ 20,353                  $ 3,083
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Amortization of intangibles                                            9,268                        -
         Restricted unit plan compensation                                        133                        -
                                                                      ----------------             ------------
             Subtotal                                                          29,754                    3,083
         Equity in earnings of Nvest Companies, L.P.                                -                   (3,964)
         Distributions received from Nvest Companies, L.P.                          -                    5,020
         Depreciation and amortization                                          1,556                        -
         Increase in accounts receivable and other assets                      (8,370)                       -
         Increase (decrease) in accounts payable and other liabilities        (15,761)                     881
                                                                      ----------------             ------------
     Net cash provided by operating activities                                  7,179                    5,020
                                                                      ----------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additional investment in Nvest Companies, L.P. units                           -                   (1,569)
     Capital expenditures                                                      (2,822)                       -
     Acquisition payments, net of cash acquired                               (41,238)                       -
                                                                      ----------------             ------------
     Net cash used in investing activities                                    (44,060)                  (1,569)
                                                                      ----------------             ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions paid to unitholders                                        (20,084)                  (5,020)
     Proceeds from issuance of units                                              380                    1,569
     Proceeds from notes payable                                               36,450                        -
                                                                      ----------------             ------------

     Net cash provided by (used in) financing activities                       16,746                   (3,451)
                                                                      ----------------             ------------
     Net decrease in cash and cash equivalents                                (20,135)                       -

Cash and cash equivalents, beginning of period                                 49,914                        -
                                                                      ----------------             ------------
Cash and cash equivalents, end of period                                     $ 29,779                 $      -
                                                                      ================             ============
Cash paid during the period for interest                                      $ 2,623                 $      -
                                                                      ================             ============
Cash paid during the period for income taxes                                  $ 1,381                 $      -
                                                                      ================             ============
Supplemental disclosure of non-cash increase in partners' capital            $ 54,261                 $      -
                                                                      ================             ============

                See Accompanying Notes to Financial Statements.

                                    5 of 20

                                   NVEST, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - ORGANIZATION
---------------------

Nvest, L.P. ("Nvest" or the "Partnership"), formerly named New England Investment Companies, L.P., is a publicly traded limited partnership listed on the New York Stock Exchange. Effective with a restructuring completed on December 31, 1997 (the "Restructuring"), Nvest's sole business is to act as advising general partner of Nvest Companies, L.P. ("Nvest Companies" or the "Operating Partnership"), formerly named NEIC Operating Partnership, L.P. Nvest's primary asset at March 31, 1998 was 6,322,520 units representing a general partner's interest in the Operating Partnership.

Pursuant to the Restructuring, the Partnership elected to extend its grandfathered partnership tax status for 1998. At year-end 1997, the Partnership contributed all of its assets and liabilities to the Operating Partnership in exchange for units representing a general partner's interest in the Operating Partnership. Following this transaction, certain limited partners of the Partnership exchanged their partnership units for limited partner units of the Operating Partnership.

As a result of the Restructuring, the Partnership receives distributions from the Operating Partnership and pays a 3.5% federal gross income tax on its proportionate share of the gross income of the Operating Partnership. If the Partnership does not make the applicable election, fails to qualify to make such election, or decides in the future not to pay the 3.5% federal gross income tax, it would become subject to the regular federal corporate income tax. The Partnership expects to distribute to its unitholders substantially all of the distributions received from the Operating Partnership after accruing the 3.5% federal gross income tax, any state tax, and any other expenses of the Partnership.

Nvest Companies is an investment manager that offers a broad array of investment management products and styles across a wide range of asset categories to institutions and individuals.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

Basis of Presentation. The unaudited financial statements of Nvest, L.P. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the annual report of the Partnership filed on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the financial statements of the Partnership at March 31, 1998 and for the three month periods ended March 31, 1997 and 1998. The financial statements of Nvest, L.P. should also be read in conjunction with the consolidated financial statements of the Operating Partnership included herein.

Principles of Consolidation. The 1997 statements of income and cash flows of Nvest, L.P. include the accounts of its wholly-owned subsidiaries prior to the Restructuring (see note 1). All material intercompany accounts and transactions have been eliminated in consolidation.

Equity Method of Accounting. Subsequent to the Restructuring, Nvest, L.P. records its investment in the Operating Partnership using the equity method of accounting. Revenue is recorded based on its proportionate share of net income of the Operating Partnership with a corresponding increase in its investment in the Operating Partnership. Distributions from the Operating Partnership reduce the investment in the Operating Partnership.

Gross Income Tax. Effective January 1, 1998, a 3.5% federal gross income tax is incurred on the Partnership's proportionate share of the gross income of the Operating Partnership and any of its subsidiary partnerships.

Reclassifications. Certain amounts in prior period financial statements have been reclassified to conform with the 1998 presentation.

                                    6 of 20

                                   NVEST, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 3 - NET INCOME PER UNIT
----------------------------

The calculation of basic and diluted net income per unit and weighted average units outstanding for the three months ended March 31, 1997 and 1998 follows:

                                                                               1997              1998
                                                                           -----------        ----------
                                                                             (in thousands, except per
                                                                                      unit data)
Net income                                                                    $ 20,353          $  3,083
      Add restricted unit plan compensation                                        133                 -
                                                                           -----------        ----------
Net income - for basic calculation                                              20,486             3,083

      Additional equity in earnings, net of gross income tax expense, of Nvest Companies, L.P. related to incremental units assumed
      outstanding                                                                    -               299
                                                                           -----------        ----------
Net income - for diluted calculation                                         $  20,486           $ 3,382
                                                                           ===========        ==========
Weighted average units outstanding:
     Basic                                                                      43,087             6,293
      Incremental units assumed outstanding for exercise of unit options            -                724
                                                                           -----------        ----------
     Diluted                                                                    43,087             7,017
                                                                           ===========        ==========
Net income per unit:
     Basic                                                                   $    0.48           $  0.49
                                                                           ===========        ==========

     Diluted                                                                 $    0.48           $  0.48
                                                                           ===========        ==========

NOTE 4 - INVESTMENT IN NVEST COMPANIES, L.P.
--------------------------------------------

Investment activity in Nvest Companies for the quarter ended March 31, 1998 follows (in thousands, except per unit data):

Initial investment in Nvest Companies at December 31, 1997                $71,008

    Additional investment in units of Nvest Companies                       1,569

    Equity in earnings of Nvest Companies                                   3,964

    Distribution declared by Nvest Companies at $0.74 per unit             (4,679)
                                                                        ---------
Investment in Nvest Companies at March 31, 1998                           $71,862
                                                                        =========

                                    7 of 20

                                   NVEST, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 5 - TAX CONSIDERATIONS FOR PUBLIC UNITHOLDERS
--------------------------------------------------

As a result of the Omnibus Budget Reconciliation Act of 1993 and a special tax election which the Partnership has made, units purchased in the open market after August 10, 1993 are allocated a substantial portion of the purchase price of the units as amortization over a fifteen year period. Taking into account such amortization tax benefits (which depend in part on the particular unitholder's purchase price), Partnership distributions are expected to significantly exceed net taxable income for units purchased after August 10, 1993. Amortization deductions will decrease the unitholder's tax basis of such units, and will likely be recaptured as ordinary income upon disposition of the units. Assuming a unit was purchased during December 1997 and is held through December 31, 1998, this unit would have a convention purchase price, as defined in the Partnership Agreement of the Partnership, of $27.94 of which approximately $24.94 is allocated to Section 197 assets. Accordingly, the estimated tax amortization deduction which benefits the unitholder would be $1.66 per unit (1/15 of $24.94).

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

NOTE 6 - CONTINGENT LIABILITIES
-------------------------------

The business units of Nvest Companies are from time to time subject to legal proceedings and claims which arise in the ordinary course of their business. In the opinion of management, the amount of ultimate liability with respect to currently pending actions, if any, will not materially adversely affect the results of operations or financial condition of the Partnership.

                                    8 of 20

                           THE OPERATING PARTNERSHIP
                          CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)



                                                                DECEMBER 31, 1997     MARCH 31, 1998
                                                                -----------------     --------------
                                                                                        (unaudited)
ASSETS
------

Current assets:
    Cash and cash equivalents                                          $  91,986          $  22,765
    Management and advisory fees receivable                               90,796             99,441
    Other                                                                 11,275             23,955
                                                                -----------------     --------------
         Total current assets                                            194,057            146,161
Intangible assets:
    Investment advisory contracts                                        534,848            524,902
    Goodwill                                                             125,546            131,084
Fixed assets                                                              26,434             29,945
Other assets                                                              63,683             53,765
                                                                -----------------     --------------
         Total assets                                                  $ 944,568          $ 885,857
                                                                =================     ==============
Liabilities and Partners' Capital

Current liabilities:
    Accounts payable and accrued expenses                              $ 109,776          $  95,339
    Distribution payable                                                  35,539             32,941
    Notes payable                                                         44,767              9,867
                                                                -----------------     --------------
         Total current liabilities                                       190,082            138,147

Deferred compensation, benefits and other                                 21,561             18,623
Notes payable                                                            271,667            271,667
                                                                -----------------     --------------
         Total liabilities                                               483,310            428,437

Contingent liabilities (note 3)

Partners' capital (44,467,000 units at December 31,
    1997 and 44,515,000 units at March 31, 1998)                         461,258            457,420
                                                                -----------------     --------------
         Total liabilities and partners' capital                       $ 944,568          $ 885,857
                                                                =================     ==============

         See Accompanying Notes to Consolidated Financial Statements.

                                    9 of 20

                           THE OPERATING PARTNERSHIP
                       CONSOLIDATED STATEMENT OF INCOME
                (in thousands, except per unit data, unaudited)

                                                          THREE MONTHS ENDED MARCH 31,
                                                       -----------------------------------
                                                          NVEST,                NVEST
                                                            L.P.             COMPANIES, L.P.
                                                          1997 (1)             1998 (1)
                                                       --------------       --------------
REVENUES
--------
     Management and advisory fees                          $ 116,109            $ 150,399
     Other revenues and interest income                       10,688               13,055
                                                       --------------       --------------

                                                             126,797              163,454
                                                       --------------       --------------
EXPENSES
--------
     Compensation and benefits                                64,999               81,254
     Restricted unit plan compensation                           133                  971
     Amortization of intangibles                               9,268                9,834
     Depreciation and amortization                             1,556                1,934
     Occupancy, equipment and systems                          5,691                7,886
     Interest expense                                          3,878                5,418
     Other                                                    19,704               28,086
                                                       --------------       --------------
                                                             105,229              135,383
                                                       --------------       --------------
Income before income taxes                                    21,568               28,071
     Income tax expense                                        1,215                1,024
                                                       --------------       --------------
Net income                                                  $ 20,353             $ 27,047
                                                       ==============       ==============
Distributions declared per unit:
     Regular                                                  $ 0.53               $ 0.74
     Special                                                    0.05                -
                                                       --------------       --------------
            Total                                             $ 0.58               $ 0.74
                                                       ==============       ==============
Weighted average units outstanding - diluted                  43,087               45,209
                                                       ==============       ==============

Note:
(1) As discussed in Note 1, the Operating Partnership was Nvest, L.P. prior to the Restructuring completed on December 31, 1997 and Nvest Companies, L.P. thereafter.


         See Accompanying Notes to Consolidated Financial Statements.

                                    10 of 20

                           THE OPERATING PARTNERSHIP
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands, unaudited)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                      -------------------------------
                                                                         NVEST,              NVEST
                                                                          L.P.          COMPANIES, L.P.
                                                                        1997 (1)           1998 (1)
                                                                      --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $ 20,353         $ 27,047
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Amortization of intangibles                                          9,268            9,834
         Restricted unit plan compensation                                      133              971
                                                                      --------------      -----------
             Subtotal                                                        29,754           37,852
         Depreciation and amortization                                        1,556            1,934
         Increase in accounts receivable and other assets                    (8,370)         (11,407)
         Decrease in accounts payable and other liabilities                 (15,761)         (11,899)
                                                                      --------------      -----------
     Net cash provided by operating activities                                7,179           16,480
                                                                      --------------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                    (2,822)          (5,445)
     Acquisition payments, net of cash acquired                             (41,238)         (10,652)
                                                                      --------------      -----------
     Net cash used in investing activities                                  (44,060)         (16,097)
                                                                      --------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (repayment of) notes payable                              36,450          (34,900)
     Distributions paid to unitholders                                      (20,084)         (35,539)
     Proceeds from issuance of units                                            380              835
                                                                      --------------      -----------
     Net cash provided by (used in) financing activities                     16,746          (69,604)
                                                                      --------------      -----------

     Net decrease in cash and cash equivalents                              (20,135)         (69,221)

Cash and cash equivalents, beginning of period                               49,914           91,986
                                                                      --------------      -----------
Cash and cash equivalents, end of period                                   $ 29,779         $ 22,765
                                                                      ==============      ===========
Cash paid during the period for interest                                    $ 2,623          $ 5,959
                                                                      ==============      ===========
Cash paid during the period for income taxes                                $ 1,381            $ 156
                                                                      ==============      ===========
Supplemental disclosure of non-cash increase in partners' capital          $ 54,261            $ 250
                                                                      ==============      ===========

Note:
----
(1) As discussed in Note 1, the Operating Partnership was Nvest, L.P. prior to the Restructuring completed on December 31, 1997 and Nvest Companies, L.P. thereafter.

         See Accompanying Notes to Consolidated Financial Statements.

                                    11 of 20

                           THE OPERATING PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - ORGANIZATION
---------------------

Nvest Companies, L.P. ("Nvest Companies" or the "Operating Partnership"), formerly named NEIC Operating Partnership, L.P., is an investment manager that offers a broad array of investment management products and styles across a wide range of asset categories to institutions and individuals. The Operating Partnership began operations effective with the Restructuring of Nvest, L.P. at year-end 1997, as described more fully in Note 1 of the financial statements of Nvest, L.P. included herein.


NOTE 2- SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------

Basis of Presentation. The unaudited consolidated financial statements of Nvest Companies, L.P. should be read in conjunction with the annual report of Nvest, L.P. filed on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the financial statements of the Operating Partnership at March 31, 1998 and for the three month periods ended March 31, 1997 and 1998.

Principles of Consolidation. The consolidated financial statements of Nvest Companies, L.P., include the accounts of its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications. Certain amounts in prior period financial statements have been reclassified to conform with the 1998 presentation.


NOTE 3 - CONTINGENT LIABILITIES
-------------------------------

The business units of Nvest Companies are from time to time subject to legal proceedings and claims which arise in the ordinary course of their business. In the opinion of management, the amount of ultimate liability with respect to currently pending actions, if any, will not materially adversely affect the results of operations or financial condition of the Operating Partnership.

                                    12 of 20

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS.
---------------------

GENERAL
-------

Any statements in this report that are not historical facts are intended to fall within the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the risks and uncertainties associated with the Partnership and the Operating Partnership and their businesses, economic and market conditions prevailing from time to time, and the application and interpretation of federal and state tax laws and regulations, all of which are subject to material changes and which may cause actual results to vary materially from what had been anticipated. Certain factors that affect the Partnership and Operating Partnership have been described in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, particularly under Item 1, "Business--Forward-Looking Statements" and include factors such as conditions affecting fee revenues, reliance on key personnel, competition, regulatory and legal factors, and tax considerations. Readers are encouraged to review these factors carefully.

1997 RESTRUCTURING OF THE PARTNERSHIP
-------------------------------------

At year-end 1997, Nvest, L.P. ("Nvest" or the "Partnership") completed a restructuring (the "Restructuring") that included the transfer of its business, assets and liabilities to a newly formed operating partnership, Nvest Companies, L.P. ("Nvest Companies" or the "Operating Partnership"). As a result of the Restructuring, the Partnership's primary asset consists of partnership units of the Operating Partnership, and its sole business currently is to act as the advising general partner of the Operating Partnership. The Partnership records its investment in the Operating Partnership under the equity method of accounting based on its proportionate share of net income of the Operating Partnership. At March 31, 1998, the Partnership owned approximately 6.3 million units, or 14.2% of the economic interests in the Operating Partnership (15.5% on a diluted basis). As part of the Restructuring, Nvest, L.P. determined to retain its partnership tax status in return for paying an annual 3.5% federal gross income tax. For further information regarding the Restructuring, please refer to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, particularly the discussion under Item 1, "Business--1997 Restructuring of the Partnership."

As a result of the Restructuring, Management's Discussion and Analysis includes the following two sections. In the first section, the results of Nvest, L.P. for the three months ended March 31, 1998 are compared to pro forma results for the three months ended March 31, 1997 as if the Restructuring had occurred on January 1, 1997, to show comparative results under the equity method of accounting. In the second section, the results of Nvest Companies, L.P. for the three months ended March 31, 1998 are compared to the results of Nvest, L.P. for the three months ended March 31, 1997, because the operations of the Operating Partnership prior to the Restructuring were those of the Partnership. A discussion of the results of Nvest, L.P. for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 is not considered meaningful due to the accounting changes brought on by the change in structure (equity method of accounting as compared to consolidated operating results) and therefore has not been included.

                                   13 of 20

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                  NVEST, L.P.
                                  -----------

Summary financial information of the Partnership for the three months ended March 31 follows:

                                                               Three Months Ended March 31,
                                                           ------------------------------------
                                                                1997                 1998
                                                             Pro Forma              Actual
                                                           --------------      ----------------
                                                           (in thousands, except per unit data)
Equity in earnings of Nvest Companies, L.P.                      $ 2,918               $ 3,964
Gross income tax                                                     668                   881
                                                           --------------      ----------------
Net income                                                       $ 2,250               $ 3,083
                                                           ==============      ================
Net income per unit - diluted                                     $ 0.37                $ 0.48
                                                           ==============      ================
Regular distributions declared per unit                           $ 0.53                $ 0.60
                                                           ==============      ================
Weighted average units outstanding  - diluted                      6,080                 7,017
                                                           ==============      ================

Pro forma financial information for the three months ended March 31, 1997 is presented to provide a basis of comparison to the results of Nvest, L.P. for the three months ended March 31, 1998, and gives effect to the Restructuring as if it occurred on January 1, 1997. Pro forma financial information includes the Partnership's equity in earnings of the Operating Partnership as if it had been formed on January 1, 1997 and the 3.5% federal gross income tax was in effect. The pro forma financial information does not necessarily reflect the results of operations that would have been obtained had the Restructuring occurred on the assumed date, nor is the pro forma financial information necessarily indicative of the results of operations that may be achieved for any future period.

                                    14 of 20

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------------
        RESULTS OF OPERATIONS (CONTINUED)
        ---------------------------------

                             NVEST, L.P. (CONTINUED)
                             -----------------------

STATEMENT OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO PRO
------------------------------------------------------------------------------
FORMA FINANCIAL INFORMATION FOR THE THREE MONTHS ENDED MARCH 31, 1997
---------------------------------------------------------------------

Net income of Nvest, L.P. of $3.1 million or $0.48 per unit (diluted) for the three months ended March 31, 1998 increased $0.8 million or $0.11 per unit (diluted) from pro forma net income of $2.3 million or $0.37 per unit (diluted) for the three months ended March 31, 1997. The increase reflects the higher net income of the Operating Partnership as Nvest's revenue is derived from its equity interest in the net income of the Operating Partnership.

Equity in earnings of Nvest Companies, L.P. of $4.0 million for the three months ended March 31, 1998 increased $1.0 million from pro forma equity in earnings of Nvest Companies, L.P. for the three months ended March 31, 1997. The increase reflects growth in assets under management of the Operating Partnership, which increased from $103 billion at March 31, 1997 to $135 billion at March 31, 1998.

Gross income tax expense of $0.9 million for the three months ended March 31, 1998 increased $0.2 million from the pro forma gross income tax expense of $0.7 million for the three months ended March 31, 1997. The gross income tax expense represents 3.5% of Nvest's proportionate share of the gross income of the Operating Partnership.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

On March 31, 1998, the Partnership had a distribution receivable from the Operating Partnership of $4.7 million representing its ownership of 6,322,520 units at $0.74 per unit. After accruing the gross income tax expense, the Partnership declared a distribution of $0.60 per unit payable to Nvest unitholders. The Partnership expects to distribute to its unitholders substantially all of the distributions received from the Operating Partnership after accruing the 3.5% federal gross income tax, any state tax, and any other expense of the Partnership.

                                    15 of 20

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                           THE OPERATING PARTNERSHIP
                           -------------------------

The following is an analysis of the financial condition and results of operations of Nvest Companies, L.P. for the three months ended March 31, 1998 compared to Nvest, L.P. for the three months ended March 31, 1997. The operations of the Operating Partnership in 1997 prior to the Restructuring were those of the Partnership.

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                   -------------------------------------
                                                                       NVEST,                 NVEST
                                                                        L.P.               COMPANIES, L.P.
                                                                        1997                  1998
                                                                   ---------------        --------------
                                                                    (in thousands, except per unit data)
   Revenues                                                             $ 126,797             $ 163,454
                                                                   ---------------        --------------
   Expenses:
       Restricted unit plan compensation                                      133                   971
       Amortization of intangibles                                          9,268                 9,834
       Other expenses                                                      97,043               125,602
                                                                   ---------------        --------------
                                                                          106,444               136,407
                                                                   ---------------        --------------
   Net income                                                            $ 20,353              $ 27,047
                                                                   ===============        ==============
    Distributions declared per unit:
        Regular                                                            $ 0.53                $ 0.74
        Special                                                              0.05                  -
                                                                   ---------------        --------------
             Total                                                         $ 0.58                $ 0.74
                                                                   ===============        ==============
   Operating cash flow (1)                                               $ 29,754              $ 37,852
                                                                   ===============        ==============
   Operating cash flow per unit - diluted (1)                              $ 0.69                $ 0.84
                                                                   ===============        ==============
   Weighted average units outstanding - diluted                            43,087                45,209
                                                                   ===============        ==============

Note:
-----
(1) Operating cash flow is defined as net income adjusted for amortization of intangibles, restricted unit plan compensation and non-recurring items. Operating cash flow per unit should not be construed as an alternative to net income per unit or as an alternative to cash flow from operating activities as reported in the consolidated statement of cash flows. Operating cash flow, as calculated above, may not be consistent with comparable computations by other companies.
                                    16 of 20

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------------
        RESULTS OF OPERATIONS (CONTINUED)
        --------------------------------

                      THE OPERATING PARTNERSHIP (CONTINUED)
                      ------------------------------------

STATEMENT OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE
-----------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 1997
---------------------------------

Net income of $27.0 million for the three months ended March 31, 1998 increased $6.6 million from $20.4 million for the three months ended March 31, 1997. The increase primarily reflects higher revenues due to increases in assets under management.

Total revenues of $163.5 million for the three months ended March 31, 1998 increased $36.7 million (or 29%) from total revenues of $126.8 million for the same quarter last year, reflecting increases in assets under management. Additionally, the increase in equity assets under management, with higher investment management fees compared to fixed income assets, contributed to the growth in revenues.

Compensation and benefits of $81.3 million for the three months ended March 31, 1998 increased $16.3 million compared to the same quarter last year and consisted of 47% base compensation and 53% of variable compensation. The increase in variable compensation of $10 million resulted from subsidiary incentive payments based on profitability, investment portfolio performance, new business sales, and participation in the subsidiaries' growth in revenues and profits. Base compensation increased by $6 million due to growth in staffing, annual salary increases and acquisitions.

Restricted unit plan compensation of $1.0 million for the three months ended March 31, 1998 increased $0.8 million from the same quarter last year due to grants during the first quarter of 1998.

Occupancy, equipment and systems expense of $7.9 million for the three months ended March 31, 1998 increased $2.2 million from the same quarter last year due to systems initiatives and higher costs associated with expanded business activities.

Interest expense of $5.4 million for the three months ended March 31, 1998 increased $1.5 million from the same quarter last year, primarily reflecting interest on the $160 million of senior notes payable issued on April 1, 1997.

Other expense of $28.1 million for the three months ended March 31, 1998 increased $8.4 million from the same quarter last year, due to higher general and administrative expenses associated with expanded business activities, including distribution and marketing initiatives.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Operating cash flow not required for normal business operations and working capital needs, including support of the Operating Partnership's growth strategy, is generally distributed to unitholders each quarter. Distributions to unitholders are typically declared during the last month of calendar quarters. On March 12, 1998, the Operating Partnership declared a regular distribution of $0.74 per unit compared to the $0.53 per unit regular distribution declared in the first quarter of 1997. The Operating Partnership has the ability to make distributions in excess of net income due to its non-cash amortization expense. For the three months ended March 31, 1998, total distributions paid to unitholders were $35.5 million compared to $20.1 million for the same period last year.

Cash and cash equivalents at March 31, 1998 of $22.8 million decreased $69.2 million from December 31, 1997 due to the repayment of certain notes payable, distributions paid to unitholders, incentive compensation payments, and a $10.7 million contingent payment for a prior year acquisition.

At March 31, 1998, the Operating Partnership had future contingent payment obligations of up to $50 million through 2000. The obligations result from completed acquisitions and depend upon attainment of certain revenue targets by the businesses acquired. Such obligations are not expected to have a material impact on the capital resources of the Operating Partnership.

The Operating Partnership had lines of credit totaling $185 million of which $177 million was unused at March 31, 1998.

                                   17 of 20

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------------
RESULTS OF OPERATIONS (CONTINUED)
--------------------------------

                     THE OPERATING PARTNERSHIP (CONTINUED)
                     -------------------------------------
ASSETS UNDER MANAGEMENT

A summary of assets under management follows:

                                                    MARCH 31,       DECEMBER 31,       MARCH 31,
                                                      1997             1997              1998
                                                   ---------        ----------        ---------
      CLIENT TYPE (IN BILLIONS):
          Institutional                            $    67          $      80          $     84
          Mutual Funds                                  27                 33                38

          Private Accounts and Other                     9                 12                13
                                                   ---------        ----------        ---------
                                                   $   103          $     125          $    135
                                                   =========        ==========        =========
     ASSET CLASS  (PERCENTAGE):
        Equity                                          43%                47%               49%
        Fixed Income                                    42                 41                40
        Money Market                                     9                  7                 7
        Real Estate                                      6                  5                 4
                                                   ---------        ----------        ---------
                                                       100%               100%              100%
                                                   =========        ==========        =========

At March 31, 1998, assets under management of $135 billion increased $10 billion (or 8%) as compared to $125 billion at December 31, 1997. The increase results primarily from growth in equity mutual funds and fixed income institutional accounts.

YEAR 2000 COMPLIANCE

The "Year 2000 Issue" refers to problems that may result from computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Year 2000 Issue could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Operating Partnership and its subsidiaries are in the process of assessing the impact of the Year 2000 Issue on their operations to ensure that necessary technology changes are identified, tested and implemented. The subsidiaries rely heavily upon data processing services provided by third party service providers, including securities custody, transfer agency, trading and pricing services, and on a daily basis, trade through security exchanges which are highly automated. The subsidiaries also have internally developed software programs and use third party software programs. Action plans being developed include purchasing or developing new software systems which are Year 2000 compatible, obtaining certifications attesting to Year 2000 systems compliance from third party vendors, and testing of systems. Progress on Year 2000 initiatives is being monitored by the Operating Partnership's audit committee and the audit committees of each subsidiary. Management believes the cost of implementing these actions plans will not materially adversely affect the operating results or financial condition of the Partnership or the Operating Partnership.

                                   18 of 20

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.
------------------------------

During the quarter ended March 31, 1998, Nvest, L.P. issued an aggregate of 8,640 units in connection with employment arrangements entered into in connection with a prior business acquisition. The units were issued to a limited number of executives of a subsidiary in transactions that were exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act") and the rules contained in Regulation D thereunder. The dates of issuance and the number of units issued were as follows: January 20, 1998 - 4,320 units and March 31, 1998 - 4,320 units. The Registrant received non-cash consideration for the issuance consisting of services, as authorized by the Board of Directors or the Compensation Committee of the General Partner of the Registrant.


ITEM 5.  OTHER INFORMATION.
--------------------------

CERTAIN OPERATING POLICIES

THE PARTNERSHIP. The Partnership expects to distribute to its unitholders substantially all of the distributions received from the Operating Partnership after accruing the 3.5% federal gross income tax, any state tax, and any other expenses of the Partnership. For the three months ended March 31, 1998, the 3.5% federal gross income tax reduced the $0.74 per unit distribution received by the Partnership by $0.14 per unit, resulting in a $0.60 per unit distribution payable to unitholders.

THE OPERATING PARTNERSHIP. The Operating Partnership generally distributes to its unitholders operating cash flow not required for normal business operations and working capital needs, including support of its growth strategy. Operating cash flow is defined as net income adjusted for amortization of intangibles, restricted unit plan compensation and non-recurring items. On March 12, 1998, the Operating Partnership declared a distribution of $0.74 per unit compared to the $0.53 per unit regular distribution declared in the first quarter of 1997.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
----------------------------------------

(a) Exhibits

3.1 Restated Articles of Organization of New England Investment Companies, Inc., reflecting change of name to Nvest Corporation.
3.2 Amendment to Certificate of Limited Partnership of New England Investment Companies, L.P., reflecting change of name to Nvest, L.P.
3.3 Amendment to Second Amended and Restated Agreement of Limited Partnership of New England Investment Companies, L.P., reflecting change of name to Nvest, L.P.
3.4 Amendment to Amended and Restated Certificate of Limited Partnership of NEIC Operating Partnership, L.P., reflecting change of name to Nvest Companies, L.P.
3.5 Amendment to Amended and Restated Agreement of Limited Partnership of NEIC Operating Partnership, L.P., reflecting change of name to Nvest Companies, L.P.
27     Financial Data Schedule.


(b) Reports on Form 8-K
-----------------------

On January 5, 1998, the Registrant filed a Current Report on Form 8-K (File No. 1-9468) dated December 31, 1997 reporting the restructuring of the Registrant.

On March 16, 1998, the Registrant filed a Current Report on Form 8-K (File No. 1-9468) dated March 16, 1998, reporting that the Board of Directors of its General Partner had authorized the Registrant to change its name from New England Investment Companies, L.P. to Nvest, L.P., and that its affiliated operating partnership would change its name from NEIC Operating Partnership, L.P. to Nvest Companies, L.P., effective March 31, 1998.

                                   19 of 20

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Nvest, L.P.
-----------------------------------
Registrant



/s/ G. Neal Ryland                                              May 13, 1998
-----------------------------------                             ------------
G. Neal Ryland                                                      Date
Executive Vice President and
Chief Financial Officer



/s/ Stephen D. Martino                                          May 13, 1998
-----------------------------------                             ------------
Stephen D. Martino                                                  Date
Senior Vice President and Controller

                                   20 of 20

                                 EXHIBIT INDEX



Exhibit
Number  Description of Exhibits
------  -----------------------

3.1 Restated Articles of Organization of New England Investment Companies, Inc., reflecting change of name to Nvest Corporation.

3.2 Amendment to Certificate of Limited Partnership of New England Investment Companies, L.P., reflecting change of name to Nvest, L.P.

3.3 Amendment to Second Amended and Restated Agreement of Limited Partnership of New England Investment Companies, L.P., reflecting change of name to Nvest, L.P.

3.4 Amendment to Amended and Restated Certificate of Limited Partnership of NEIC Operating Partnership, L.P., reflecting change of name to Nvest Companies, L.P.

3.5 Amendment to Amended and Restated Agreement of Limited Partnership of NEIC Operating Partnership, L.P., reflecting change of name to Nvest Companies, L.P.

27       Financial Data Schedule