Form 10-Q
period 1998-06-30
NVEST LP
filed 1998-08-13
CIK 812488

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

Commission File Number: 1-9468

                                   Nvest, L.P.
                                   -----------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                         13-3405992
-------------------------------                 -------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

399 Boylston Street, Boston, Massachusetts                   02116
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

The issuer is a limited partnership. There were 6,441,698 units of limited partner interest and 110,000 units of general partner interest outstanding on July 31, 1998.

                                  Nvest, L.P.
                              Index to Form 10-Q

PART I - FINANCIAL INFORMATION
                                                                                                            Page
                                                                                                            ----
ITEM 1.  FINANCIAL STATEMENTS.

         FINANCIAL STATEMENTS OF NVEST, L.P. (THE "PARTNERSHIP")
         ------------------------------------------------------
            Balance Sheet as of December 31, 1997 and June 30, 1998                                           3
            Statement of Income for the three and six months ended June 30, 1997 and 1998                     4
            Statement of Cash Flows for the six months ended June 30, 1997 and 1998                           5
            Notes to Financial Statements                                                                     6

         FINANCIAL STATEMENTS OF THE "OPERATING PARTNERSHIP"
         ---------------------------------------------------
         (NVEST, L.P. IN 1997 AND NVEST COMPANIES, L.P IN 1998)
         ------------------------------------------------------
            Consolidated Balance Sheet as of December 31, 1997 and June 30, 1998                              9
            Consolidated Statement of Income for the three and six months ended June 30, 1997 and 1998       10
            Consolidated Statement of Cash Flows for the six months ended June 30, 1997 and 1998             11
            Notes to Consolidated Financial Statements                                                       12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.              13

         Nvest, L.P.                                                                                         14
         The Operating Partnership                                                                           16

PART II - OTHER INFORMATION

ITEM 5.         OTHER INFORMATION.                                                                           20

ITEM 6.         EXHIBITS AND REPORTS ON FORM   8-K.                                                          20

SIGNATURES                                                                                                   21

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
-----------------------------

                                  NVEST, L.P.
                                 BALANCE SHEET
                       (in thousands, except unit data)

                                                             December 31, 1997      June 30, 1998
                                                             -----------------      -------------
                                                                                    (unaudited)
Assets

Current assets:
     Cash and cash equivalents                                    $      -              $    890
     Distribution receivable from Nvest Companies, L.P.               5,020                5,022
                                                                  ---------             --------
         Total current assets                                         5,020                5,912

Investment in Nvest Companies, L.P. (Note 4)                         71,008               74,088
                                                                  ---------             --------
         Total assets                                             $  76,028             $ 80,000
                                                                  =========             ========
Liabilities and Partners' Capital
---------------------------------

Current liabilities:
     Distribution payable                                          $  5,020             $  4,109
     Gross income tax payable                                             -                1,755
                                                                   --------             --------
         Total current liabilities                                    5,020                5,864

Contingent liabilities (Note 6 )

Partners' capital (6,274,980 units at December 31, 1997
     and 6,522,082 units at June 30, 1998)                           71,008               74,136
                                                                   --------             --------
         Total liabilities and partners' capital                   $ 76,028             $ 80,000
                                                                   ========             ========

                See Accompanying Notes to Financial Statements.

                                  NVEST, L.P.
                              STATEMENT OF INCOME
                (in thousands, except per unit data, unaudited)

                                                              Three Months Ended                Six Months Ended
                                                                   June 30,                          June 30,
                                                         -----------------------------     ------------------------------
                                                             1997            1998              1997             1998
                                                         ------------    -------------     -------------    -------------
Revenues
     Equity in earnings of Nvest Companies, L.P.            $      -          $ 4,214          $      -          $ 8,178
     Management and advisory fees                            116,395                -           232,504                -
     Other revenues and interest income                       10,807                5            21,495                5
                                                            --------          -------          --------          -------
                                                             127,202            4,219           253,999            8,183
                                                            --------          -------          --------          -------
Expenses
     Compensation and benefits                                62,190                -           127,189                -
     Restricted unit plan compensation                           102                -               235                -
     Amortization of intangibles                               8,991                -            18,259                -
     Depreciation and amortization                             1,656                -             3,212                -
     Occupancy, equipment and systems                          5,434                -            11,125                -
     Interest expense                                          4,942                -             8,820                -
     Other                                                    21,267                -            40,971                -
     Gross income tax                                              -              874                 -            1,755
                                                            --------          -------          --------          -------
                                                             104,582              874           209,811            1,755
                                                            --------          -------          --------          -------
Income before income taxes                                    22,620            3,345            44,188            6,428
     Income tax expense                                        1,111                -             2,326                -
                                                            --------          -------          --------          -------
Net income                                                  $ 21,509          $ 3,345          $ 41,862          $ 6,428
                                                            ========          =======          ========          =======
Net income per unit (Note 3):
     Basic                                                  $   0.50          $  0.52          $   0.98          $  1.01
                                                            ========          =======          ========          =======
     Diluted                                                $   0.50          $  0.51          $   0.98          $  0.99
                                                            ========          =======          ========          =======
Distributions declared per unit:
     Regular                                                $   0.53          $  0.63          $   1.06          $  1.23
     Special                                                    0.08                -              0.13                -
                                                            --------          -------          --------          -------
           Total                                            $   0.61          $  0.63          $   1.19          $  1.23
                                                            ========          =======          ========          =======
Weighted average units outstanding - diluted (Note 3)         43,088            7,242            43,088            7,130
                                                            ========          =======          ========          =======

                See Accompanying Notes to Financial Statements.

                                  NVEST, L.P.
                            STATEMENT OF CASH FLOWS
                           (in thousands, unaudited)

                                                                            Six Months Ended
                                                                                June 30,
                                                                      ------------------------------
                                                                        1997                  1998
                                                                      -------               --------
Cash flows from operating activities:
     Net income                                                       $  41,862             $ 6,428
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Amortization of intangibles                                     18,259                   -
         Restricted unit plan compensation                                  235                   -
                                                                      ---------             -------
             Subtotal                                                    60,356               6,428
         Equity in earnings of Nvest Companies, L.P.                          -              (8,178)
         Distributions received from Nvest Companies, L.P.                    -               9,699
         Depreciation and amortization                                    3,212                   -
         Increase in accounts receivable and other assets               (12,246)                  -
         Increase (decrease) in accounts payable and
           other liabilities                                             (2,793)              1,755
                                                                      ---------             -------
     Net cash provided by operating activities                           48,529               9,704
                                                                      ---------             -------
Cash flows from investing activities:
     Purchase of Nvest Companies, L.P. units                                  -              (1,855)
     Capital expenditures                                                (5,441)                  -
     Acquisition payments, net of cash acquired                         (41,238)                  -
                                                                      ---------             -------
     Net cash used in investing activities                              (46,679)             (1,855)
                                                                      ---------             -------
Cash flows from financing activities:
     Distributions paid to unitholders                                  (43,550)             (8,814)
     Proceeds from issuance of units                                         81               1,855
     Proceeds from notes payable                                        159,950                   -
     Payment of deferred purchase consideration                         (79,635)                  -
                                                                      ---------             -------
     Net cash provided by (used in) financing activities                 36,846              (6,959)
                                                                      ---------             -------
     Net increase in cash and cash equivalents                           38,696                 890
Cash and cash equivalents, beginning of period                           49,914                   -
                                                                      ---------             -------
Cash and cash equivalents, end of period                              $  88,610             $   890
                                                                      =========             =======
Cash paid during the period for interest                              $   5,212             $     -
                                                                      =========             =======
Cash paid during the period for income taxes                          $   2,157             $     -
                                                                      =========             =======
Supplemental disclosure of non-cash increase in partners' capital     $ 118,750             $ 2,748
                                                                      =========             =======

                See Accompanying Notes to Financial Statements.

                                  Nvest, L.P.
                         Notes to Financial Statements
                                  (unaudited)

NOTE 1 - ORGANIZATION
---------------------

Nvest, L.P. ("Nvest" or the "Partnership"), formerly named New England Investment Companies, L.P., is a publicly traded limited partnership listed on the New York Stock Exchange. Effective with a restructuring completed on December 31, 1997 (the "Restructuring"), Nvest's sole business is to engage in the investment advisory business by acting as advising general partner of Nvest Companies, L.P. ("Nvest Companies" or the "Operating Partnership"), formerly named NEIC Operating Partnership, L.P. Nvest Companies operates through investment management firms that offer a broad array of investment management products and styles across a wide range of asset categories to institutions and individuals. Nvest's primary asset at June 30, 1998 was 6,522,082 units representing a general partner's interest in the Operating Partnership.

Pursuant to the Restructuring, the Partnership elected to extend its grandfathered partnership tax status for 1998. At year-end 1997, the Partnership contributed all of its assets and liabilities to the Operating Partnership in exchange for units representing a general partner's interest in the Operating Partnership. Following this transaction, certain limited partners of the Partnership exchanged their partnership units for limited partner units of the Operating Partnership (see Note 2).

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

Basis of Presentation. The unaudited financial statements of Nvest, L.P. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the annual report of the Partnership filed on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the financial statements of the Partnership at June 30, 1998 and for the three and six month periods ended June 30, 1997 and 1998. The financial statements of Nvest, L.P. should also be read in conjunction with the consolidated financial statements of the Operating Partnership included herein.

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

Exchange of Nvest Companies, L.P. Units for Nvest, L.P. Units. Each quarter, Nvest provides holders of Operating Partnership units a limited opportunity to exchange their units for Nvest, L.P. units at historical book value, subject to applicable requirements intended to ensure that the Operating Partnership remains a private partnership. On May 1, 1998, 190,962 Operating Partnership units were exchanged for an equal number of Nvest, L.P. units and Nvest received 190,962 units of the Operating Partnership. On July 1, 1998, 22,050 Operating Partnership units were exchanged for an equal number of Nvest, L.P. units and Nvest received 22,050 units of the Operating Partnership.

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

                                  NVEST, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 3 - NET INCOME PER UNIT
----------------------------

The calculation of basic and diluted net income per unit and weighted average units outstanding follows:

                                                                    THREE MONTHS ENDED    SIX MONTH ENDED
                                                                         JUNE 30,             JUNE 30,
                                                                    ------------------    ---------------
                                                                     1997        1998      1997     1998
                                                                    ------      ------    ------   ------
                                                                     (in thousands, except per unit data)
Net income                                                          $21,509     $ 3,345   $41,862  $ 6,428
      Add restricted unit plan compensation                             102           -       235        -
                                                                    -------     -------   -------  -------
Net income - for basic calculation                                   21,611       3,345    42,097    6,428
      Additional equity in earnings of Nvest Companies
      (net of gross income tax expense) related
      to incremental units assumed outstanding                            -         341         -      640
                                                                    -------     -------   -------  -------
Net income - for diluted calculation                                $21,611     $ 3,686   $42,097  $ 7,068
                                                                    =======     =======   =======  =======
Weighted average units outstanding:
     Basic                                                           43,088       6,452    43,088    6,373
         Incremental units assumed outstanding from
         exercise of unit options                                         -         790         -      757
                                                                    -------     -------   -------  -------
     Diluted                                                         43,088       7,242    43,088    7,130
                                                                    =======     =======   =======  =======
Net income per unit:
     Basic                                                          $  0.50     $  0.52   $  0.98  $  1.01
                                                                    =======     =======   =======  =======
     Diluted                                                        $  0.50     $  0.51   $  0.98  $  0.99
                                                                    =======     =======   =======  =======


NOTE 4 - INVESTMENT IN NVEST COMPANIES, L.P.
--------------------------------------------

Investment activity in Nvest Companies for the six months ended June 30, 1998 follows (in thousands):

Initial investment in Nvest Companies at December 31, 1997             $ 71,008

    Investment from exercise of options and other unit issuances          1,855

    Investment from unit exchanges (Note 2)                               2,748

    Equity in earnings of Nvest Companies                                 8,178

    Distribution declared by Nvest Companies ($1.51 per unit)            (9,701)
                                                                       --------
Investment in Nvest Companies at June 30, 1998                         $ 74,088
                                                                       ========


                                  NVEST, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 5 - TAX CONSIDERATIONS FOR PUBLIC UNITHOLDERS
--------------------------------------------------

As a result of the Omnibus Budget Reconciliation Act of 1993 and a special tax election which the Partnership has made, units purchased in the open market after August 10, 1993 are allocated a substantial portion of the purchase price of the units as amortization over a fifteen year period. Taking into account such amortization tax benefits (which depend in part on the particular unitholder's purchase price), Partnership distributions are expected to significantly exceed net taxable income for units purchased after August 10, 1993. Amortization deductions will decrease the unitholder's tax basis of such units, and will likely be recaptured as ordinary income upon disposition of the units. Assuming a unit was purchased during December 1997 and is held through December 31, 1998, this unit would have a convention purchase price, as defined in the Partnership Agreement of the Partnership, of $27.94 of which approximately $24.94 is allocated to Section 197 assets. Accordingly, the estimated annual tax amortization deduction which benefits the unitholder would be $1.66 per unit (1/15 of $24.94).

Each year, a Schedule K-1 is sent to each unitholder identifying the holder's amortization tax benefit, if applicable. Under federal tax law, unitholders are required to pay tax on their allocable share of the Partnership's income regardless of the amount of distributions made by the Partnership. As individual tax situations may vary, each prospective purchaser of units is urged to consult their tax advisor.

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

                           THE OPERATING PARTNERSHIP
                          CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)

                                                       DECEMBER 31, 1997         JUNE 30, 1998
                                                       -----------------         -------------
                                                                                  (unaudited)
ASSETS
------
Current assets:
    Cash and cash equivalents                            $  91,986                   $  49,115
    Management and advisory fees receivable                 90,796                     105,540
    Other                                                   11,275                      25,142
                                                         ---------                   ---------
         Total current assets                              194,057                     179,797
Intangible assets:
    Investment advisory contracts                          534,848                     516,265
    Goodwill                                               125,546                     129,881
Fixed assets                                                26,434                      31,017
Other assets                                                63,683                      49,155
                                                         ---------                   ---------
         Total assets                                    $ 944,568                   $ 906,115
                                                         =========                   =========
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
Current liabilities:
    Accounts payable and accrued expenses                $ 109,776                   $ 127,018
    Distribution payable                                    35,539                      34,283
    Notes payable                                           44,767                       2,336
                                                         ---------                   ---------
         Total current liabilities                         190,082                     163,637

Deferred compensation, benefits and other                   21,561                      18,416
Notes payable                                              271,667                     271,667
                                                         ---------                   ---------
         Total liabilities                                 483,310                     453,720

Contingent liabilities (Note 3)

Partners' capital (44,467,000 units at December 31,
    1997 and 44,523,000 units at June 30, 1998)            461,258                     452,395
                                                         ---------                   ---------
         Total liabilities and partners' capital         $ 944,568                   $ 906,115
                                                         =========                   =========

         See Accompanying Notes to Consolidated Financial Statements.

                           THE OPERATING PARTNERSHIP
                       CONSOLIDATED STATEMENT OF INCOME
                (in thousands, except per unit data, unaudited)

                                                   THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                --------------------------------       --------------------------------
                                                   NVEST,             NVEST               NVEST,             NVEST
                                                     L.P.          COMPANIES, L.P.          L.P.          COMPANIES, L.P.
                                                    1997 *            1998 *               1997 *            1998 *
                                                --------------    --------------       --------------    --------------
REVENUES
     Management and advisory fees                    $116,395          $158,753             $232,504          $309,152
     Other revenues and interest income                10,807            13,513               21,495            26,568
                                                     --------          --------             --------          --------
                                                      127,202           172,266              253,999           335,720
                                                     --------          --------             --------          --------
EXPENSES
     Compensation and benefits                         62,190            86,315              127,189           167,569
     Restricted unit plan compensation                    102               955                  235             1,926
     Amortization of intangibles                        8,991             9,901               18,259            19,735
     Depreciation and amortization                      1,656             2,090                3,212             4,024
     Occupancy, equipment and systems                   5,434             7,788               11,125            15,674
     Interest expense                                   4,942             5,265                8,820            10,683
     Other                                             21,267            29,897               40,971            57,983
                                                     --------          --------             --------          --------
                                                      104,582           142,211              209,811           277,594
                                                     --------          --------             --------          --------
Income before income taxes                             22,620            30,055               44,188            58,126
     Income tax expense                                 1,111             1,940                2,326             2,964
                                                     --------          --------             --------          --------
Net income                                           $ 21,509          $ 28,115             $ 41,862          $ 55,162
                                                     ========          ========             ========          ========
Distributions declared per unit:
     Regular                                         $   0.53          $   0.77             $   1.06          $   1.51
     Special                                             0.08              -                    0.13              -
                                                     --------          --------             --------          --------
            Total                                    $   0.61          $   0.77             $   1.19          $   1.51
                                                     ========          ========             ========          ========
Weighted average units outstanding - diluted           43,088            45,307               43,088            45,258
                                                     ========          ========             ========          ========


* As discussed in Note 1, the Operating Partnership was Nvest, L.P. prior to the Restructuring completed on December 31, 1997 and Nvest Companies, L.P. thereafter.


         See Accompanying Notes to Consolidated Financial Statements.

                           THE OPERATING PARTNERSHIP
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands, unaudited)

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                -----------------------------------
                                                                   NVEST,                NVEST
                                                                    L.P.              COMPANIES, L.P.
                                                                   1997 *                 1998 *
                                                              --------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $  41,862            $  55,162
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Amortization of intangibles                                      18,259               19,735
    Restricted unit plan compensation                                   235                1,926
                                                                  ---------            ---------
      Subtotal                                                       60,356               76,823
    Depreciation and amortization                                     3,212                4,024
    Increase in accounts receivable and other assets                (12,246)             (14,083)
    Increase (decrease) in accounts payable and
     other liabilities                                               (2,793)              20,528
                                                                  ---------            ---------
  Net cash provided by operating activities                          48,529               87,292
                                                                  ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                               (5,441)              (8,607)
  Acquisition payments, net of cash acquired                        (41,238)             (11,667)
                                                                  ---------            ---------
  Net cash used in investing activities                             (46,679)             (20,274)
                                                                  ---------            ---------
CASH FLOWS FROM FINANCING ACTIVIIES:
  Proceeds from (repayment of) notes payable                        159,950              (42,431)
  Payment of deferred purchase consideration                        (79,635)                   -
  Proceeds from issuance of units                                        81                1,022
  Distributions paid to unitholders                                 (43,550)             (68,480)
                                                                  ---------            ---------
  Net cash provided by (used in) financing activities                36,846             (109,889)
                                                                  ---------            ---------
  Net increase (decrease) in cash and cash equivalents               38,696              (42,871)

Cash and cash equivalents, beginning of period                       49,914               91,986
                                                                  ---------            ---------
Cash and cash equivalents, end of period                          $  88,610            $  49,115
                                                                  =========            =========
Cash paid during the period for interest                          $   5,212            $  11,161
                                                                  =========            =========
Cash paid during period for income taxes                          $   2,157            $   1,176
                                                                  =========            =========
Supplemental disclosure of non-cash increase in
  partners' capital                                               $ 118,750            $     250
                                                                  =========            =========

* As discussed in Note 1, the Operating Partnership was Nvest, L.P. prior to the Restructuring completed on December 31, 1997 and Nvest Companies, L.P. thereafter.


         See Accompanying Notes to Consolidated Financial Statements.

                           THE OPERATING PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION
---------------------

Nvest Companies, L.P. ("Nvest Companies" or the "Operating Partnership"), formerly named NEIC Operating Partnership, L.P., operates through investment management firms that offer a broad array of investment management products and styles across a wide range of asset categories to institutions and individuals. The Operating Partnership began operations effective with the Restructuring of Nvest, L.P. at year-end 1997, as described more fully in Note 1 of the financial statements of Nvest, L.P. included herein.

NOTE 2- SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------

Basis of Presentation. The unaudited consolidated financial statements of Nvest Companies, L.P. should be read in conjunction with the annual report of Nvest, L.P. filed on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the financial statements of the Operating Partnership at June 30, 1998 and for the three and six month periods ended June 30, 1997 and 1998.

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

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------------
RESULTS OF OPERATIONS.
---------------------

GENERAL
-------

Any statements in this report that are not historical facts are intended to fall within the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the risks and uncertainties associated with the Partnership and the Operating Partnership and their businesses, economic and market conditions prevailing from time to time, and the application and interpretation of federal and state tax laws and regulations, all of which are subject to material changes and which may cause actual results to vary materially from what had been anticipated. Certain factors that affect the Partnership and Operating Partnership have been described in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, particularly under Item 1, "Business-Forward-Looking Statements" and include factors such as conditions affecting fee revenues, reliance on key personnel, competition, regulatory and legal factors, and tax considerations. Readers are encouraged to review these factors carefully.

1997 RESTRUCTURING OF THE PARTNERSHIP
-------------------------------------

At year-end 1997, Nvest, L.P. ("Nvest" or the "Partnership") completed a restructuring (the "Restructuring") that included the transfer of its business, assets and liabilities to a newly formed operating partnership, Nvest Companies, L.P. ("Nvest Companies" or the "Operating Partnership"). As a result of the Restructuring, the Partnership's primary asset consists of units representing a general partner's interest in the Operating Partnership, and its sole business currently is to engage in the investment advisory business by acting as the advising general partner of the Operating Partnership. The Partnership records its investment in the Operating Partnership under the equity method of accounting based on its proportionate share of net income of the Operating Partnership. At June 30, 1998, the Partnership owned approximately 6.5 million units, or 14.6% of the economic interests in the Operating Partnership (16% on a diluted basis). As part of the Restructuring, Nvest, L.P. determined to retain its partnership tax status in return for paying an annual 3.5% federal gross income tax on its proportionate share of the gross income of the Operating Partnership. For further information regarding the Restructuring, please refer to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, particularly the discussion under Item 1, "Business-1997 Restructuring of the Partnership."

As a result of the Restructuring, Management's Discussion and Analysis includes the following two sections. In the first section, the results of Nvest, L.P. for the three and six months ended June 30, 1998 are compared to pro forma results for the three and six months ended June 30, 1997 as if the Restructuring had occurred on January 1, 1997, to show comparative results under the equity method of accounting. In the second section, the results of Nvest Companies, L.P. for the three and six months ended June 30, 1998 are compared to the results of Nvest, L.P. for the three and six months ended June 30, 1997, because the operations of the Operating Partnership prior to the Restructuring were those of the Partnership. A discussion of the results of Nvest, L.P. for the three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1997 is not considered meaningful due to the accounting changes brought on by the change in structure (equity method of accounting as compared to consolidated operating results) and therefore has not been included.

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

                                  Nvest, L.P.

Summary financial information of the Partnership for the three and six months ended June 30 follows:

                                                          THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                             1997              1998                 1997              1998
                                                          PRO FORMA           ACTUAL              PRO FORMA          ACTUAL
                                                        --------------    --------------       ---------------   ---------------
                                                                         (in thousands, except per unit data)
Equity in earnings of Nvest Companies, L.P.                $ 3,130           $ 4,214               $ 6,048           $ 8,178
Interest income                                                  -                 5                     -                 5
Gross income tax                                              (689)             (874)               (1,357)           (1,755)
                                                           -------           -------               -------           -------
Net income                                                 $ 2,441           $ 3,345               $ 4,691           $ 6,428
                                                           =======           =======               =======           =======
Net income per unit - diluted                              $  0.39            $ 0.51                $ 0.76            $ 0.99
                                                           =======           =======               =======           =======
Regular distributions declared per unit                    $  0.53            $ 0.63                $ 1.06            $ 1.23
                                                           =======           =======               =======           =======
Weighted average units outstanding  - diluted                6,260             7,242                 6,170             7,130
                                                           =======           =======               =======           =======

Pro forma financial information for the three and six months ended June 30, 1997 is presented to provide a basis of comparison to the results of Nvest, L.P. for the three and six months ended June 30, 1998, and gives effect to the Restructuring as if it occurred on January 1, 1997. Pro forma financial information includes the Partnership's equity in earnings of the Operating Partnership as if it had been formed on January 1, 1997 and the 3.5% federal gross income tax was in effect. The pro forma financial information does not necessarily reflect the results of operations that would have been obtained had the Restructuring occurred on the assumed date, nor is the pro forma financial information necessarily indicative of the results of operations that may be achieved for any future period.

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------------
RESULTS OF OPERATIONS (CONTINUED)
---------------------------------

                            NVEST, L.P. (CONTINUED)
                            -----------------------

STATEMENT OF INCOME FOR THE THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO PRO
----------------------------------------------------------------------------
FORMA FINANCIAL INFORMATION FOR THE THREE MONTHS ENDED JUNE 30, 1997
--------------------------------------------------------------------

Net income of Nvest, L.P. of $3.3 million or $0.51 per unit (diluted) for the three months ended June 30, 1998 increased $0.9 million or $0.12 per unit (diluted) from pro forma net income of $2.4 million or $0.39 per unit (diluted) for the three months ended June 30, 1997. The increase reflects higher equity in earnings of the Operating Partnership, partially offset by a proportionate increase in the gross income tax expense.

Equity in earnings of Nvest Companies of $4.2 million for the three months ended June 30, 1998 increased $1.1 million from pro forma equity in earnings of Nvest Companies of $3.1 million for the three months ended June 30, 1997. The increase reflects the higher net income of the Operating Partnership as Nvest's revenue is primarily derived from its equity interest in the Operating Partnership. The increase reflects growth in assets under management of the Operating Partnership, which increased from $110 billion at June 30, 1997 to $136 billion at June 30, 1998.

Gross income tax expense of $0.9 million for the three months ended June 30, 1998 increased $0.2 million from the pro forma gross income tax expense of $0.7 million for the three months ended June 30, 1997. The gross income tax expense represents 3.5% of Nvest's proportionate share of the gross income of the Operating Partnership.

STATEMENT OF INCOME FOR THE SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO PRO FORMA
--------------------------------------------------------------------------------
FINANCIAL INFORMATION FOR THE SIX MONTHS ENDED JUNE 30, 1997
------------------------------------------------------------

Net income of Nvest, L.P. of $6.4 million or $0.99 per unit (diluted) for the six months ended June 30, 1998 increased $1.7 million or $0.23 per unit (diluted) from pro forma net income of $4.7 million or $0.76 per unit (diluted) for the six months ended June 30, 1997. The increase reflects higher equity in earnings of the Operating Partnership, partially offset by a proportionate increase in the gross income tax expense.

Equity in earnings of Nvest Companies, L.P. of $8.2 million for the six months ended June 30, 1998 increased $2.2 million from pro forma equity in earnings of Nvest Companies of $6.0 million for the six months ended June 30, 1997. The increase reflects the higher net income of the Operating Partnership as Nvest's revenue is primarily derived from its equity interest in the Operating Partnership. The increase reflects growth in assets under management of the Operating Partnership, which increased from $110 billion at June 30, 1997 to $136 billion at June 30, 1998.

Gross income tax expense of $1.8 million for the six months ended June 30, 1998 increased $0.4 million from the pro forma gross income tax expense of $1.4 million for the six months ended June 30, 1997. The gross income tax expense represents 3.5% of Nvest's proportionate share of the gross income of the Operating Partnership.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

On June 30, 1998, the Partnership had a distribution receivable from the Operating Partnership of $5.0 million representing its ownership of 6,522,082 units of Nvest Companies at $0.77 per unit. The Partnership expects to distribute to its unitholders substantially all of the distributions received from the Operating Partnership after accruing the 3.5% federal gross income tax, any state tax, and any other expense of the Partnership. For the second quarter of 1998, the Partnership declared a quarterly distribution of $0.63 per unit payable to Nvest unitholders on August 17, 1998.

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)
                           The Operating Partnership

The following is an analysis of the financial condition and results of operations of Nvest Companies, L.P. for the three and six months ended June 30, 1998 compared to Nvest, L.P. for the three and six months ended June 30, 1997. The operations of the Operating Partnership in 1997 prior to the Restructuring were those of the Partnership.

                                                           THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                JUNE 30,                               JUNE 30,
                                                     ------------------------------          ------------------------------
                                                                           NVEST                                  NVEST
                                                         NVEST           COMPANIES,             NVEST           COMPANIES,
                                                         L.P.               L.P.                 L.P.              L.P.
                                                         1997              1998                  1997             1998
                                                     -----------      --------------         ------------     ------------
                                                                       (in thousands, except per unit data)
Revenues                                              $ 127,202         $ 172,266             $ 253,999        $ 335,720
                                                      ---------         ---------             ---------        ---------
Expenses:
       Restricted unit plan compensation                    102               955                   235            1,926
       Amortization of intangibles                        8,991             9,901                18,259           19,735
       Other expenses                                    96,600           133,295               193,643          258,897
                                                      ---------         ---------             ---------        ---------
                                                        105,693           144,151               212,137          280,558
                                                      ---------         ---------             ---------        ---------
Net income                                             $ 21,509          $ 28,115              $ 41,862         $ 55,162
                                                      =========         =========             =========        =========
 Distributions declared per unit:
        Regular                                        $   0.53          $   0.77              $   1.06         $   1.51
        Special                                            0.08               -                    0.13              -
                                                      ---------         ---------             ---------        ---------
             Total                                     $   0.61          $   0.77              $   1.19         $   1.51
                                                      =========         =========             =========        =========
Operating cash flow (1)                                $ 30,602          $ 38,971              $ 60,356         $ 76,823
                                                      =========         =========             =========        =========
Operating cash flow per unit - diluted (1)             $   0.71          $   0.86              $   1.40         $   1.70
                                                      =========         =========             =========        =========
Weighted average units outstanding - diluted             43,088            45,307                43,088           45,258
                                                      =========         =========             =========        =========

Note:
-----
(1) Operating cash flow is defined as net income plus non-cash charges for amortization of intangibles and restricted unit plan compensation. Operating cash flow per unit should not be construed as an alternative to net income per unit or as an alternative to cash flow from operating activities as reported in the consolidated statement of cash flows. Operating cash flow, as calculated above, may not be consistent with comparable computations by other companies.

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------------
RESULTS OF OPERATIONS (CONTINUED)
---------------------------------

                     THE OPERATING PARTNERSHIP (CONTINUED)
                     -------------------------------------

STATEMENT OF INCOME FOR THE THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE
----------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 1997
--------------------------------

Net income of $28.1 million for the three months ended June 30, 1998 increased $6.6 million from $21.5 million for the three months ended June 30, 1997. The increase primarily reflects higher revenues due to the increase in assets under management, which increased from $110 billion at June 30, 1997 to $136 billion at June 30, 1998.

Total revenues of $172.3 million for the three months ended June 30, 1998 increased $45.1 million (or 35%) from total revenues of $127.2 million for the same quarter last year, reflecting the increase in assets under management. Additionally, the increase in equity assets under management, with higher investment management fees compared to fixed income assets, contributed to the growth in revenues.

Compensation and benefits of $86.3 million for the three months ended June 30, 1998 increased $24.1 million compared to the same quarter last year and consisted of 43% base compensation and 57% of variable compensation. The increase in variable compensation of $18 million resulted from subsidiary incentive payments based on profitability, investment portfolio performance, new business sales, and participation in the subsidiaries' growth in revenues and profits.

Restricted unit plan compensation of $1.0 million for the three months ended June 30, 1998 increased $0.9 million from the same quarter last year due to grants in the first quarter of 1998.

Occupancy, equipment and systems of $7.8 million for the three months ended June 30, 1998 increased $2.4 million from the same quarter last year due to systems initiatives and higher costs associated with expanded business activities.

Other expense of $29.9 million for the three months ended June 30, 1998 increased $8.6 million from the same quarter last year, due primarily to higher general and administrative expenses associated with expanded business activities, including distribution and marketing initiatives.

STATEMENT OF INCOME FOR THE SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX
------------------------------------------------------------------------------
MONTHS ENDED JUNE 30, 1997
--------------------------

Net income of $55.2 million for the six months ended June 30, 1998 increased $13.3 million from $41.9 million for the six months ended June 30, 1997. The increase primarily reflects higher revenues due to the increase in assets under management, which increased from $110 billion at June 30, 1997 to $136 billion at June 30, 1998.

Total revenues of $335.7 million for the six months ended June 30, 1998 increased $81.7 million (or 32%) from total revenues of $254.0 million for the same period last year, reflecting increases in assets under management. Additionally, the increase in equity assets under management, with higher investment management fees compared to fixed income assets, contributed to the growth in revenues.

Compensation and benefits of $167.6 million for the six months ended June 30, 1998 increased $40.4 million compared to the same period last year and consisted of 45% base compensation and 55% of variable compensation. The increase in variable compensation of $29 million resulted from subsidiary incentive payments based on profitability, investment portfolio performance, new business sales, and participation in the subsidiaries' growth in revenues and profits.

Restricted unit plan compensation of $1.9 million for the six months ended June 30, 1998 increased $1.7 million from the same period last year due to grants in the first quarter of 1998.

Occupancy, equipment and systems of $15.7 million for the six months ended June 30, 1998 increased $4.5 million from the same period last year due to systems initiatives and higher costs associated with expanded business activities.

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------------
RESULTS OF OPERATIONS (CONTINUED)
---------------------------------

                     THE OPERATING PARTNERSHIP (CONTINUED)
                     -------------------------------------

Interest expense of $10.7 million for the six months ended June 30, 1998 increased $1.9 million from the same period last year, primarily reflecting interest on the $160 million of senior notes payable issued on April 1, 1997.

Other expense of $58.0 million for the six months ended June 30, 1998 increased $17.0 million from the same period last year due primarily to higher general and administrative expenses associated with expanded business activities, including distribution and marketing initiatives.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Operating cash flow not required for normal business operations and working capital needs, including support of the Operating Partnership's growth strategy, is generally distributed to unitholders each quarter. Distributions to unitholders are typically declared during the last month of calendar quarters. The Operating Partnership has the ability to make distributions in excess of net income due to its non-cash amortization expense. On June 18, 1998, the Operating Partnership declared a distribution of $0.77 per unit compared to the $0.53 per unit regular distribution declared in the second quarter of 1997. For the six months ended June 30, 1998, total distributions paid to unitholders were $68.5 million compared to $43.6 million for the same period last year.

Cash and cash equivalents at June 30, 1998 of $49.1 million decreased $42.9 million from December 31, 1997 due to the repayment of short-term notes payable.

The Operating Partnership had lines of credit totaling $185 million, which were unused at June 30, 1998.

At June 30, 1998, the Operating Partnership had contingent payment obligations of up to $50 million through 2000, resulting from completed acquisitions. Payment depends upon attainment of certain revenue targets by the businesses acquired. Such obligations are not expected to have a material impact on capital resources.

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------------
RESULTS OF OPERATIONS (CONTINUED)
--------------------------------

                     THE OPERATING PARTNERSHIP (CONTINUED)
                     -------------------------------------

ASSETS UNDER MANAGEMENT
-----------------------

A summary of assets under management follows:

                                        JUNE 30,    DECEMBER 31,    JUNE 30,
                                         1997          1997           1998
                                       ----------  --------------  ----------
    CLIENT TYPE (IN BILLIONS):
    --------------------------
        Institutional                  $    70        $   80        $   85
        Mutual Funds                        30            33            38
        Private Accounts and Other          10            12            13
                                       ----------  --------------  ----------
                                       $   110        $  125        $  136
                                       ==========  ==============  ==========

    ASSET CLASS  (PERCENTAGE):
    --------------------------
        Equity                              46%           47%           49%
        Fixed Income                        41            41            40
        Money Market                         8             7             6
        Real Estate                          5             5             5
                                       ==========  ==============  ==========
                                           100%          100%          100%
                                       ==========  ==============  ==========

At June 30, 1998, assets under management of $136 billion increased $11 billion (or 9%) as compared to $125 billion at December 31, 1997. The increase results primarily from growth in fixed income institutional accounts and equity mutual funds.

YEAR 2000 COMPLIANCE
--------------------

The "Year 2000 Issue" refers to problems that may result from computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Year 2000 Issue could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Year 2000 Issue arises in a number of different contexts in which the Operating Partnership and its subsidiaries use computer programming. The subsidiaries rely heavily upon data processing services provided by third party service providers, including securities custody, transfer agency, trading and pricing services, and on a daily basis, trade through security exchanges which are highly automated. The subsidiaries also have internally developed software programs and use third party software programs in their operations.

The Operating Partnership and its subsidiaries have completed a number of the phases in the process of assessing the impact of the Year 2000 Issue on their operations and believe they have identified the material remediation projects. The assessment process is designed to ensure that necessary technology changes are identified, and involves review of Year 2000 compliance of software and communications dependencies with third parties and clients, as well as of internal systems. The assessment process will continue even as problems that have been identified are remediated and tested.

As part of the process of addressing the Year 2000 Issue, the Operating Partnership and its subsidiaries are developing and implementing action plans that include purchasing or developing new software systems which are Year 2000 compatible, obtaining representations relating to Year 2000 systems compliance from third party vendors, and testing. Progress on Year 2000 initiatives is being monitored by the Operating Partnership's audit committee and the audit committees of each subsidiary. Management believes the cost of implementing these actions plans will not materially adversely affect the operating results or financial condition of the Partnership or the Operating Partnership.

                          PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.
---------------------------

CERTAIN OPERATING POLICIES

THE PARTNERSHIP. The Partnership expects to distribute to its unitholders substantially all of the distributions received from the Operating Partnership after accruing the 3.5% federal gross income tax, any state tax, and any other expenses of the Partnership. For the three months ended June 30, 1998, the 3.5% federal gross income tax reduced the $0.77 per unit distribution received by the Partnership by approximately $0.14 per unit, resulting in the $0.63 per unit distribution payable to unitholders.

THE OPERATING PARTNERSHIP. The Operating Partnership generally distributes to its unitholders operating cash flow not required for normal business operations and working capital needs, including support of its growth strategy. Operating cash flow is defined as net income plus non-cash charges for amortization of intangibles and restricted unit plan compensation. On June 18, 1998, the Operating Partnership declared a distribution of $0.77 per unit compared to the $0.53 per unit regular distribution declared in the second quarter of 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

(a) Exhibits
------------

27.    Financial Data Schedule.

(b) Reports on Form 8-K
-----------------------

None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Nvest, L.P.
-----------
Registrant



/s/ G. Neal Ryland                                August 14, 1998
-----------------------------------------         ---------------
G. Neal Ryland                                        Date
Executive Vice President and
Chief Financial Officer