Form 10-Q
period 1998-09-30
NVEST LP
filed 1998-11-12
CIK 812488

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------  ----------------------

Commission File Number: 1-9468


                                   Nvest, L.P.
             (Exact name of registrant as specified in its charter)



           DELAWARE                                       13-3405992
---------------------------------                ----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

399 Boylston Street, Boston, Massachusetts                  02116
-----------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


                                (617) 578-3500
                 --------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


The issuer is a limited partnership. There were 6,433,047 units of limited partner interest and 110,000 units of general partner interest outstanding on October 31, 1998.

                                    1 of 24

                                   NVEST, L.P.
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION
                                                                            PAGE

ITEM 1. FINANCIAL STATEMENTS.

        FINANCIAL STATEMENTS OF NVEST, L.P. (THE "PARTNERSHIP")
        Balance Sheet as of December 31, 1997 and September 30, 1998          3

        Statement of Income for the three and nine months ended
        September 30, 1997 and 1998                                           4

        Statement of Cash Flows for the nine months ended
        September 30, 1997 and 1998                                           5

        Notes to Financial Statements                                         6

        FINANCIAL STATEMENTS OF THE OPERATING PARTNERSHIP
        (NVEST, L.P. IN 1997 AND NVEST COMPANIES, L.P IN 1998)

        Consolidated Balance Sheet as of December 31, 1997 and
        September 30, 1998                                                   10

        Consolidated Statement of Income for the three and nine
        months ended September 30, 1997 and 1998                             11

        Consolidated Statement of Cash Flows for the nine months
        ended September 30, 1997 and 1998                                    12

        Notes to Consolidated Financial Statements                           13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                            14

        Nvest, L.P.                                                          15

        The Operating Partnership                                            17

PART II - Other Information

ITEM 5. OTHER INFORMATION                                                    23

ITEM 6. EXHIBITS AND REPORTS ON FORM   8-K.                                  23


SIGNATURES                                                                   24

                                    2 of 24

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.



                                  NVEST, L.P.
                                 BALANCE SHEET
                       (in thousands, except unit data)


                                                               DECEMBER 31, 1997  SEPTEMBER 30, 1998
                                                               -----------------  ------------------
                                                                                     (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                         $       -         $  1,823
   Distribution receivable from Nvest Companies, L.P.                    5,020            5,043
                                                                     ---------         --------
     Total current assets                                                5,020            6,866

Investment in Nvest Companies, L.P. (Note 4)                            71,008           73,833
                                                                     ---------         --------
     Total assets                                                    $  76,028         $ 80,699
                                                                     =========         ========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Distribution payable                                              $   5,020         $  4,126
   Gross income tax payable and accrued expenses                             -            2,705
                                                                     ---------         --------
     Total current liabilities                                           5,020            6,831

Contingent liabilities (Note 6 )

Partners' capital (6,274,980 units at December 31, 1997
   and 6,549,898 units at September 30, 1998)                           71,008           73,868
                                                                     ---------         --------
     Total liabilities and partners' capital                         $  76,028         $ 80,699
                                                                     =========         =========

                See Accompanying Notes to Financial Statements.



                                    3 of 24

                                  NVEST, L.P.
                              STATEMENT OF INCOME
                (in thousands, except per unit data, unaudited)

                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                                             -------------------              ---------------------
                                                             1997           1998              1997             1998
                                                             ----           ----              ----             ----
REVENUES
     Equity in earnings of Nvest Companies, L.P.             $      -      $ 4,240          $      -         $ 12,418
     Management and advisory fees                             135,079            -           367,583                -
     Other revenues and interest income                        11,783           20            33,278               25
                                                             --------      -------          --------         --------
                                                              146,862        4,260           400,861           12,443
                                                             --------      -------          --------         --------
EXPENSES
     Compensation and benefits                                 69,672            -           196,861                -
     Restricted unit plan compensation                            225            -               460                -
     Amortization of intangibles                                9,682            -            27,941                -
     Depreciation and amortization                              1,576            -             4,788                -
     Occupancy, equipment and systems                           6,053            -            17,178                -
     Interest expense                                           5,181            -            14,001                -
     Other                                                     27,466            -            68,437                -
     Gross income tax and other expenses                            -          950                 -            2,705
                                                             --------      -------          --------         --------
                                                              119,855          950           329,666            2,705
                                                             --------      -------          --------         --------
Income before income taxes                                     27,007        3,310            71,195            9,738
     Income tax expense                                           247            -             2,573                -
                                                             --------      -------          --------         --------
Net income                                                   $ 26,760      $ 3,310          $ 68,622         $  9,738
                                                             ========      =======          ========         ========
Net income per unit (Note 3):
     Basic                                                   $   0.61      $  0.51          $   1.59         $   1.51
                                                             ========      =======          ========         ========
     Diluted                                                 $   0.61      $  0.50          $   1.59         $   1.49
                                                             ========      =======          ========         ========
Distributions declared per unit:
     Regular                                                 $   0.53      $  0.63          $   1.59         $   1.86
     Special                                                     0.17            -              0.30                -
                                                             --------      -------          --------         --------
           Total                                             $   0.70      $  0.63          $   1.89         $   1.86
                                                             ========      =======          ========         ========
Weighted average units outstanding - diluted (Note 3)          44,479        6,873            43,552            7,044
                                                             ========      =======          ========         ========

                See Accompanying Notes to Financial Statements.


                                    4 of 24

                                  NVEST, L.P.
                            STATEMENT OF CASH FLOWS
                           (in thousands, unaudited)

                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                 ----------------------
                                                                                  1997            1998
                                                                                  ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                  $ 68,622        $ 9,738
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Amortization of intangibles                                               27,941              -
         Restricted unit plan compensation                                            460              -
                                                                                 --------        -------
             Subtotal                                                              97,023          9,738
         Equity in earnings of Nvest Companies                                          -        (12,418)
         Distributions received from Nvest Companies                                    -         14,721
         Depreciation and amortization                                              4,788              -
         Increase in accounts receivable and other assets                         (22,386)             -
         Increase in accounts payable and other liabilities                        25,218          2,705
                                                                                 --------        -------
     Net cash provided by operating activities                                    104,643         14,746
                                                                                 --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of units of Nvest Companies - exercised options and other                 -         (2,088)
     Proceeds from sale of units of Nvest Companies                                                   48
     Capital expenditures                                                          (7,691)             -
     Acquisition payments, net of cash acquired                                   (44,812)             -
                                                                                 --------        -------
     Net cash used in investing activities                                        (52,503)        (2,040)
                                                                                 --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions paid to unitholders                                            (69,835)       (12,923)
     Proceeds from issuance of units - exercised options and other                    194          2,088
     Payment for retirement of units                                                    -            (48)
     Proceeds from notes payable                                                  159,950              -
     Payment of deferred purchase consideration                                   (79,635)             -
                                                                                 --------        -------
     Net cash provided by (used in) financing activities                           10,674        (10,883)
                                                                                 --------        -------
     Net increase in cash and cash equivalents                                     62,814          1,823

Cash and cash equivalents, beginning of period                                     49,914              -
                                                                                 --------        -------
Cash and cash equivalents, end of period                                         $112,728        $ 1,823
                                                                                 ========        =======
Cash paid during the period for interest                                         $ 10,868        $     -
                                                                                 ========        =======
Cash paid during the period for income taxes                                     $  2,176        $     -
                                                                                 ========        =======
Supplemental disclosure of non-cash increase in partners' capital                $150,400        $ 3,111
                                                                                 ========        =======

                 See Accompanying Notes to Financial Statements.


                                    5 of 24

                                   NVEST, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - ORGANIZATION

Nvest, L.P. ("Nvest" or the "Partnership"), formerly named New England Investment Companies, L.P., is a publicly traded limited partnership listed on the New York Stock Exchange. Effective with a restructuring completed on December 31, 1997 (the "Restructuring"), Nvest's sole business currently is to engage in the investment advisory business by acting as advising general partner of Nvest Companies, L.P. ("Nvest Companies" or the "Operating Partnership"), formerly named NEIC Operating Partnership, L.P. Nvest Companies operates through investment management firms that offer a broad array of investment management products and styles across a wide range of asset categories to institutions and individuals. Nvest's primary asset at September 30, 1998 was 6,549,898 units representing a general partner's interest in the Operating Partnership.

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

As a result of the Restructuring, the Partnership receives distributions from the Operating Partnership and pays a 3.5% federal gross income tax on its proportionate share of the gross income of the Operating Partnership. If the Partnership fails to qualify for or revokes such election, or decides in the future not to pay the 3.5% federal gross income tax, it would become subject to the regular federal corporate income tax. The Partnership expects to distribute to its unitholders substantially all of the distributions received from the Operating Partnership after accruing the 3.5% federal gross income tax, any state tax, and any other expenses of the Partnership.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The unaudited financial statements of Nvest, L.P. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the annual report of the Partnership filed on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the financial statements of the Partnership at September 30, 1998 and for the three and nine month periods ended September 30, 1997 and 1998. The financial statements of Nvest, L.P. should also be read in conjunction with the consolidated financial statements of the Operating Partnership included herein.

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

                                    6 of 24

                                  NVEST, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                  (unaudited)


NOTE 3 - NET INCOME PER UNIT

The calculation of basic and diluted net income per unit and weighted average units outstanding follows:

                                                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,          SEPTEMBER 30,
                                                                                  ------------------     ----------------
                                                                                  1997          1998     1997        1998
                                                                                    (in thousands, except per unit data)

Net income                                                                       $ 26,760    $  3,310   $ 68,622   $  9,738
     Add restricted unit plan compensation                                            225        --          460       --
                                                                                 --------    --------   --------   --------
Net income - for basic calculation                                                 26,985       3,310     69,082      9,738
     Additional equity in earnings of Nvest Companies
     (net of gross income tax and other expenses) related
     to incremental units assumed outstanding                                        --           136       --          776
                                                                                 --------    --------   --------   --------
Net income - for diluted calculation                                             $ 26,985    $  3,446   $ 69,082   $ 10,514
                                                                                 ========    ========   ========   ========
Weighted average units outstanding:
     Basic                                                                         44,328       6,550     43,501      6,432
         Incremental units assumed outstanding
         from exercise of unit options                                                151         323         51        612
                                                                                 --------    --------   --------   --------
     Diluted                                                                       44,479       6,873     43,552      7,044
                                                                                 ========    ========   ========   ========
Net income per unit:
     Basic                                                                       $   0.61    $   0.51   $   1.59   $   1.51
                                                                                 ========    ========   ========   ========
     Diluted                                                                     $   0.61    $   0.50   $   1.59   $   1.49
                                                                                 ========    ========   ========   ========



NOTE 4 - INVESTMENT IN NVEST COMPANIES, L.P.

Investment activity in Nvest Companies for the nine months ended September 30, 1998 follows (in thousands):

     Initial investment in Nvest Companies at December 31, 1997                  $ 71,008
         Investment from exercise of options and other unit issuances               2,088
         Investment from unit exchanges (Note 7)                                    3,111
         Sale of units of Nvest Companies (Note 8)                                    (48)
         Equity in earnings of Nvest Companies                                     12,418
         Distributions declared by Nvest Companies ($2.28 per unit)               (14,744)
                                                                                 --------
     Investment in Nvest Companies at September 30, 1998                         $ 73,833
                                                                                 ========

                                    7 of 24

                                  NVEST, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 5 - TAX CONSIDERATIONS FOR PUBLIC UNITHOLDERS

As a result of the Omnibus Budget Reconciliation Act of 1993 and a special tax election which the Partnership has made, units purchased in the open market after August 10, 1993 are allocated a substantial portion of the purchase price of the units as amortization over a fifteen year period. Taking into account such amortization tax benefits (which depend in part on the particular unitholder's purchase price), Partnership distributions are expected to significantly exceed net taxable income for units purchased after August 10, 1993. Amortization deductions will decrease the unitholder's tax basis of such units, and will likely be recaptured as ordinary income upon disposition of the units. Assuming a unit was purchased during December 1997 and is held through December 31, 1998, this unit would have a convention purchase price of $27.94 of which approximately $24.94 is allocated to Section 197 assets. Accordingly, the estimated annual tax amortization deduction which benefits the unitholder would be $1.66 per unit (1/15 of $24.94).

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


NOTE 6 - CONTINGENT LIABILITIES

The business units of Nvest Companies are from time to time subject to legal proceedings and claims which arise in the ordinary course of their business. In the opinion of management, the amount of any ultimate liability with respect to currently pending actions will not materially adversely affect the results of operations or financial condition of the Partnership.


NOTE 7 - EXCHANGE OF NVEST COMPANIES, L.P. UNITS FOR NVEST, L.P. UNITS

Each quarter, Nvest provides holders of Operating Partnership units a limited opportunity to exchange their units for Nvest, L.P. units at historical book value, subject to applicable requirements intended to ensure that the Operating Partnership remains a private partnership. As of September 30, 1998, 213,012 Operating Partnership units had been exchanged for an equal number of Nvest, L.P. units and Nvest had received 213,012 units of the Operating Partnership. On October 1, 1998, 15,711 Operating Partnership units were exchanged for an equal number of Nvest, L.P. units and Nvest received 15,711 units of the Operating Partnership.

Nvest has received irrevocable elections from certain holders of Operating Partnership units to exchange Operating Partnership units for units of Nvest, L.P. or cash at the next quarterly exchange on January 1, 1999. Subject to the terms of the partnership agreement of the Operating Partnership and to final acceptance of such elections, holders making such elections would exchange approximately 430,000 units for units of Nvest, L.P or cash.

In addition, consistent with federal tax law, the partnership agreement of the Operating Partnership generally permits holders of units to exchange a "block" of units at any time. A "block" for this purpose is at least equal to two percent of the outstanding units of the Operating Partnership, reduced by the units held by certain parties that are deemed to be affiliated with the Operating Partnership, including units held by Nvest, L.P. A "block" for this purpose is currently approximately 350,000 units.

                                    8 of 24

                                  NVEST, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 8 - UNIT REPURCHASE PLAN

On September 15, 1998, the Board of Directors of the general partner of Nvest, L.P. and Nvest Companies, L.P. approved a plan to repurchase up to 1 million limited partnership units of the partnerships. The repurchase plan authorizes the purchase of units over a twelve-month period in either the open market or privately negotiated transactions. In the case of purchases of Nvest, L.P. units, the Operating Partnership has made and is expected to continue to make a corresponding purchase of Operating Partnership units from Nvest, L.P. The timing and amount of the unit purchases will be determined at management's discretion. Repurchased units are retired at cost on trade date. As of September 30, 1998, 1,800 units had been repurchased at a cost of $48,000. As of October 31, 1998, a total of 30,462 units had been repurchased at a cost of $798,000.

                                    9 of 24

                           THE OPERATING PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)


                                                            DECEMBER 31, 1997 *   SEPTEMBER 30, 1998 *
                                                            -------------------   --------------------
                                                                                       (unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                 $  91,986                $  75,695
    Management and advisory fees receivable                      90,796                   97,032
    Other                                                        11,275                   24,995
                                                              ---------               ----------
         Total current assets                                   194,057                  197,722
Intangible assets:
    Investment advisory contracts                               534,848                  507,572
    Goodwill                                                    125,546                  128,708
Fixed assets                                                     26,434                   32,376
Other assets                                                     63,683                   50,313
                                                              ----------              -----------

         Total assets                                         $ 944,568                $ 916,691
                                                              ==========              ===========

Liabilities and Partners' Capital

Current liabilities:
    Accounts payable and accrued expenses                     $ 109,776                $ 140,915
    Distribution payable                                         35,539                   34,285
    Notes payable                                                44,767                    3,490
                                                              ----------              -----------
         Total current liabilities                              190,082                  178,690

Deferred compensation, benefits and other                        21,561                   19,245
Notes payable                                                   271,667                  271,667
                                                              ----------              -----------
         Total liabilities                                      483,310                  469,602

Contingent liabilities (Note 3)

Partners' capital (44,467,000 units at December 31,
    1997 and 44,527,000 units at September 30, 1998)            461,258                  447,089
                                                              ----------              -----------

         Total liabilities and partners' capital              $ 944,568                $ 916,691
                                                              ==========              ===========


* As discussed in Note 1, the Operating Partnership was Nvest Companies, L.P. effective with the Restructuring completed on December 31, 1997.


         See Accompanying Notes to Consolidated Financial Statements.


                                   10 of 24

                           THE OPERATING PARTNERSHIP
                       CONSOLIDATED STATEMENT OF INCOME
                (in thousands, except per unit data, unaudited)

                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                         SEPTEMBER 30,                          SEPTEMBER 30,
                                                --------------------------------       --------------------------------
                                                    NVEST,            NVEST               NVEST,             NVEST
                                                     L.P.          COMPANIES, L.P.          L.P.          COMPANIES, L.P.
                                                    1997 *            1998 *               1997 *            1998 *
                                                --------------    --------------       --------------    --------------
REVENUES
     Management and advisory fees                   $ 135,079         $ 150,762            $ 367,583         $ 459,914
     Other revenues and interest income                11,783            13,484               33,278            40,052
                                                --------------    --------------       --------------    --------------

                                                      146,862           164,246              400,861           499,966
                                                --------------    --------------       --------------    --------------
EXPENSES
     Compensation and benefits                         69,672            81,466              196,861           249,035
     Restricted unit plan compensation                    225               951                  460             2,877
     Amortization of intangibles                        9,682             9,867               27,941            29,602
     Depreciation and amortization                      1,576             2,166                4,788             6,190
     Occupancy, equipment and systems                   6,053             7,915               17,178            23,589
     Interest expense                                   5,181             5,184               14,001            15,867
     Other                                             27,466            27,727               68,437            85,710
                                                --------------    --------------       --------------    --------------

                                                      119,855           135,276              329,666           412,870
                                                --------------    --------------       --------------    --------------

Income before income taxes                             27,007            28,970               71,195            87,096
     Income tax expense                                   247             1,100                2,573             4,064
                                                --------------    --------------       --------------    --------------

Net income                                           $ 26,760          $ 27,870             $ 68,622          $ 83,032
                                                ==============    ==============       ==============    ==============


Distributions declared per unit:
     Regular                                           $ 0.53            $ 0.77               $ 1.59            $ 2.28
     Special                                             0.17                 -                 0.30                 -
                                                --------------    --------------       --------------    --------------

            Total                                      $ 0.70            $ 0.77               $ 1.89            $ 2.28
                                                ==============    ==============       ==============    ==============

Weighted average units outstanding - diluted           44,479            44,851               43,552            45,122
                                                ==============    ==============       ==============    ==============


* As discussed in Note 1, the Operating Partnership was Nvest, L.P. prior to the Restructuring completed on December 31, 1997 and Nvest Companies, L.P. thereafter.


         See Accompanying Notes to Consolidated Financial Statements.


                                   11 of 24

                           THE OPERATING PARTNERSHIP
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands, unaudited)


                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                    ---------------------------------
                                                                         NVEST,           NVEST
                                                                          L.P.        COMPANIES, L.P.
                                                                          1997 *          1998 *
                                                                    ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                         $  68,622        $ 83,032
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Amortization of intangibles                                       27,941          29,602
         Restricted unit plan compensation                                    460           2,877
                                                                       -----------       ---------
             Subtotal                                                      97,023         115,511
         Depreciation and amortization                                      4,788           6,190
         Increase in accounts receivable and other assets                 (22,386)         (6,586)
         Increase in accounts payable and other liabilities                25,218          35,250
                                                                       -----------       ---------

     Net cash provided by operating activities                            104,643         150,365
                                                                       -----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                  (7,691)        (12,132)
     Acquisition payments, net of cash acquired                           (44,812)        (11,667)
                                                                       -----------       ---------

     Net cash used in investing activities                                (52,503)        (23,799)
                                                                       -----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (repayment of) notes payable                           159,950         (41,277)
     Payment of deferred purchase consideration                           (79,635)              -
     Proceeds from issuance of units - exercised options                      194           1,287
     Payment for units retired                                                  -            (104)
     Distributions paid to unitholders                                    (69,835)       (102,763)
                                                                       -----------       ---------

     Net cash provided by (used in) financing activities                   10,674        (142,857)
                                                                       -----------       ---------

     Net increase (decrease) in cash and cash equivalents                  62,814         (16,291)

Cash and cash equivalents, beginning of period                             49,914          91,986
                                                                       -----------       ---------

Cash and cash equivalents, end of period                                $ 112,728        $ 75,695
                                                                       ===========       =========

Cash paid during the period for interest                                $  10,868        $ 16,320
                                                                       ===========       =========

Cash paid during the period for income taxes                            $   2,176         $ 1,895
                                                                       ===========       =========

Supplemental disclosure of non-cash increase in partners' capital       $ 150,400        $    250
                                                                       ===========       =========

* As discussed in Note 1, the Operating Partnership was Nvest, L.P. prior to the Restructuring completed on December 31, 1997 and Nvest Companies, L.P. thereafter.


         See Accompanying Notes to Consolidated Financial Statements.


                                   12 of 24

                           THE OPERATING PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 1 - ORGANIZATION

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


NOTE 2- SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The unaudited consolidated financial statements of Nvest Companies, L.P. should be read in conjunction with the annual report of Nvest, L.P. filed on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the financial statements of the Operating Partnership at September 30, 1998 and for the three and nine month periods ended September 30, 1997 and 1998.

Principles of Consolidation. The consolidated financial statements of Nvest Companies, L.P. include the accounts of its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications. Certain amounts in prior period financial statements have been reclassified to conform with the 1998 presentation.


NOTE 3 - CONTINGENT LIABILITIES

The business units of Nvest Companies are from time to time subject to legal proceedings and claims which arise in the ordinary course of their business. In the opinion of management, the amount of any ultimate liability with respect to currently pending actions will not materially adversely affect the results of operations or financial condition of the Operating Partnership.


NOTE 4 - UNIT REPURCHASE PLAN

On September 15, 1998, the Board of Directors of the general partner of Nvest, L.P. and Nvest Companies, L.P. approved a plan to repurchase up to 1 million limited partnership units of the partnerships. The repurchase plan authorizes the purchase of units over a twelve-month period in either the open market or privately negotiated transactions. In the case of purchases of Nvest, L.P. units, the Operating Partnership has made and is expected to continue to make a corresponding purchase of Operating Partnership units from Nvest, L.P. The timing and amount of the unit purchases will be determined at management's discretion. Repurchased units are retired at cost on trade date. As of September 30, 1998, 1,800 units had been repurchased at a total cost of $48,000. As of October 31, 1998, a total of 30,462 units had been repurchased at a cost of $798,000.

                                   13 of 24

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Any statements in this report that are not historical facts are intended to fall within the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. These statements may be identified by such forward-looking terminology as "expect", "look", "believe", "anticipate", "may", "will", or similar statements or variations of such terms. Any forward-looking statements should be considered in light of the risks and uncertainties associated with the Partnership and the Operating Partnership and their businesses, economic and market conditions prevailing from time to time, and the application and interpretation of federal and state tax laws and regulations, all of which are subject to material changes and which may cause actual results to vary materially from what had been anticipated. Certain factors that affect the Partnership and Operating Partnership have been described in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, particularly under Item 1, "Business--Forward-Looking Statements" and include factors such as conditions affecting fee revenues, reliance on key personnel, competition, regulatory and legal factors, and tax considerations. Readers are encouraged to review these factors carefully.

1997 RESTRUCTURING OF THE PARTNERSHIP

At year-end 1997, Nvest, L.P. ("Nvest" or the "Partnership") completed a restructuring (the "Restructuring") that included the transfer of its business, assets and liabilities to a newly formed operating partnership, Nvest
Companies, L.P. ("Nvest Companies" or the "Operating Partnership"). As a result of the Restructuring, the Partnership's primary asset consists of units representing a general partner's interest in the Operating Partnership, and its sole business currently is to engage in the investment advisory business by acting as the advising general partner of the Operating Partnership. The Partnership records its investment in the Operating Partnership under the equity method of accounting based on its proportionate share of net income of the Operating Partnership. At September 30, 1998, the Partnership owned approximately 6.5 million units, or 14.7% of the economic interest in the Operating Partnership. As part of the Restructuring, Nvest, L.P. determined to retain its partnership tax status in return for paying an annual 3.5% federal gross income tax on its proportionate share of the gross income of the Operating Partnership. For further information regarding the Restructuring, please refer to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, particularly the discussion under Item 1, "Business--1997 Restructuring of the Partnership."

As a result of the Restructuring, Management's Discussion and Analysis includes the following two sections. In the first section, the results of Nvest, L.P. for the three and nine months ended September 30, 1998 are compared to pro forma results for the three and nine months ended September 30, 1997 as if the Restructuring had occurred on January 1, 1997, to show comparative results under the equity method of accounting. In the second section, the results of Nvest Companies, L.P. for the three and nine months ended September 30, 1998 are compared to the results of Nvest, L.P. for the three and nine months ended September 30, 1997, because the operations of the Operating Partnership prior to the Restructuring were those of the Partnership. A discussion of the results of Nvest, L.P. for the three and nine months ended September 30, 1998 compared to the three and nine months ended September 30, 1997 is not considered meaningful due to the accounting changes brought on by the change in structure (equity method of accounting as compared to consolidated operating results) and therefore has not been included.

                                   14 of 24

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                   NVEST, L.P.

Summary financial information of the Partnership for the three and nine months ended September 30 follows:

                                                               THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                          SEPTEMBER 30,
                                                                  --------------                         -------------
                                                              1997              1998                 1997              1998
                                                           PRO FORMA           ACTUAL             PRO FORMA           ACTUAL
                                                         --------------    --------------       --------------    --------------
                                                                         (in thousands, except per unit data)

Equity in earnings of Nvest Companies, L.P.              $       3,945     $       4,240        $       9,993     $      12,418
Gross income tax and other expenses, net                          (848)             (930)              (2,205)           (2,680)
                                                         --------------    --------------       --------------    --------------
Net income                                               $       3,097     $       3,310        $       7,788     $       9,738
                                                         ==============    ==============       ==============    ==============

Net income per unit - diluted                            $        0.47     $        0.50        $        1.24     $        1.49
                                                         ==============    ==============       ==============    ==============

Regular distributions declared per unit                  $        0.53     $        0.63        $        1.59     $        1.86
                                                         ==============    ==============       ==============    ==============

Weighted average units outstanding  - diluted                    6,672             6,873                6,338             7,044
                                                         ==============    ==============       ==============    ==============



Pro forma financial information for the three and nine months ended September 30, 1997 is presented to provide a basis of comparison to the results of Nvest, L.P. for the three and nine months ended September 30, 1998, and gives effect to the Restructuring as if it occurred on January 1, 1997. Pro forma financial information includes the Partnership's equity in earnings of the Operating Partnership as if it had been formed on January 1, 1997 and the 3.5% federal gross income tax was in effect. The pro forma financial information does not necessarily reflect the results of operations that would have been obtained had the Restructuring occurred on the assumed date, nor is the pro forma financial information necessarily indicative of the results of operations that may be achieved for any future period.


                                   15 of 24

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                            NVEST, L.P. (CONTINUED)

STATEMENT OF INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO PRO FORMA FINANCIAL INFORMATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997

Net income of Nvest, L.P. of $3.3 million or $0.50 per unit (diluted) for the three months ended September 30, 1998 increased $0.2 million or $0.03 per unit (diluted) from pro forma net income of $3.1 million or $0.47 per unit (diluted) for the three months ended September 30, 1997. The increase reflects higher equity in earnings of the Operating Partnership, partially offset by a proportionate increase in the gross income tax expense.

Equity in earnings of Nvest Companies of $4.2 million for the three months ended September 30, 1998 increased $0.3 million from pro forma equity in earnings of Nvest Companies of $3.9 million for the three months ended September 30, 1997. The increase reflects the higher net income of the Operating Partnership as Nvest's revenue is primarily derived from its interest in the Operating Partnership. The increase reflects growth in assets under management of the Operating Partnership.

Gross income tax and other expenses of $0.9 million for the three months ended September 30, 1998 increased $0.1 million from $0.8 million for the three months ended September 30, 1997. Gross income tax and other expenses include a 3.5% tax on Nvest's proportionate share of the gross income of the Operating Partnership, as well as other miscellaneous expenses.

STATEMENT OF INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO PRO FORMA FINANCIAL INFORMATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

Net income of Nvest, L.P. of $9.7 million or $1.49 per unit (diluted) for the nine months ended September 30, 1998 increased $1.9 million or $0.25 per unit (diluted) from pro forma net income of $7.8 million or $1.24 per unit (diluted) for the nine months ended September 30, 1997. The increase reflects higher equity in earnings of the Operating Partnership, partially offset by a proportionate increase in the gross income tax expense.

Equity in earnings of Nvest Companies, L.P. of $12.4 million for the nine months ended September 30, 1998 increased $2.4 million from pro forma equity in earnings of Nvest Companies of $10.0 million for the nine months ended September 30, 1997. The increase reflects the higher net income of the Operating Partnership as Nvest's revenue is primarily derived from its equity interest in the Operating Partnership. The increase reflects growth in assets under management of the Operating Partnership.

Gross income tax and other expenses of $2.7 million for the nine months ended September 30, 1998 increased $0.5 million from $2.2 million for the nine months ended September 30, 1997. Gross income tax and other expenses include a 3.5% tax on Nvest's proportionate share of the gross income of the Operating Partnership, as well as other miscellaneous expenses.

CAPITAL RESOURCES AND LIQUIDITY

On September 30, 1998, the Partnership had a distribution receivable from the Operating Partnership of $5.0 million representing its ownership of 6,549,898 units of Nvest Companies at $0.77 per unit. The Partnership expects to distribute to its unitholders substantially all of the distributions received from the Operating Partnership after accruing the 3.5% federal gross income tax, any state tax, and any other expense of the Partnership. For the third quarter of 1998, the Partnership declared a quarterly distribution of $0.63 per unit payable to Nvest unitholders on November 16, 1998, the same amount as the second quarter of 1998.

                                   16 of 24

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS (CONTINUED)


                            THE OPERATING PARTNERSHIP


The following is an analysis of the financial condition and results of operations of Nvest Companies, L.P. for the three and nine months ended September 30, 1998 compared to Nvest, L.P. for the three and nine months ended September 30, 1997. The operations of the Operating Partnership in 1997 prior to the Restructuring were those of the Partnership.


                                                            THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                              SEPTEMBER 30,                          SEPTEMBER 30,
                                                     ---------------------------------      --------------------------------
                                                                           NVEST                                  NVEST
                                                         NVEST           COMPANIES,              NVEST          COMPANIES,
                                                         L.P.               L.P.                 L.P.              L.P.
                                                         1997               1998                 1997             1998
                                                     --------------    ---------------      ----------------  --------------
                                                                      (in thousands, except per unit data)

Revenues                                             $     146,862     $      164,246       $       400,861    $    499,966
                                                     --------------    ---------------      ----------------  --------------
Expenses:
       Restricted unit plan compensation                       225                951                   460           2,877
       Amortization of intangibles                           9,682              9,867                27,941          29,602
       Other expenses                                      110,195            125,558               303,838         384,455
                                                     --------------    ---------------      ----------------  --------------
                                                           120,102            136,376               332,239         416,934
                                                     --------------    ---------------      ----------------  --------------

Net income                                           $      26,760     $       27,870       $        68,622    $     83,032
                                                     ==============    ===============      ================  ==============

 Distributions declared per unit:
        Regular                                      $        0.53     $         0.77       $          1.59    $       2.28
        Special                                               0.17                  -                  0.30               -
                                                     --------------    ---------------      ----------------  --------------

             Total                                   $        0.70     $         0.77       $          1.89    $       2.28
                                                     ==============    ===============      ================  ==============

Operating cash flow (1)                              $      36,667     $       38,688       $        97,023    $    115,511
                                                     ==============    ===============      ================  ==============

Operating cash flow per unit - diluted (1)           $        0.82     $         0.86       $          2.23    $       2.56
                                                     ==============    ===============      ================  ==============

Weighted average units outstanding - diluted                44,479             44,851                43,552          45,122
                                                     ==============    ===============      ================  ==============



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

                                   17 of 24

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                     THE OPERATING PARTNERSHIP (CONTINUED)

ASSETS UNDER MANAGEMENT

A summary of assets under management follows:

                                      DECEMBER 31,  SEPTEMBER 30,   DECEMBER 31,  SEPTEMBER 30,
                                         1996           1997           1997           1998
                                        ------         ------         ------         ------
CLIENT TYPE (IN BILLIONS):
     Institutional                        $ 66        $ 77           $ 80             $ 80
     Mutual Funds                           25          32             33               33
     Private Accounts and Other              9          12             12               12
                                          ----        ----           ----             ----
                                          $100        $121           $125             $125
                                          ====        ====           ====             ====
ASSET CLASS (PERCENTAGE):
      Equity                                42%         48%            47%              45%
      Fixed Income                          43          41             41               43
      Money Market                           8           6              7                7
      Real Estate                            7           5              5                5
                                          ----        ----           ----             ----
                                           100%        100%           100%             100%
                                          ====        ====           ====             ====

At September 30, 1998, assets under management of $125 billion were unchanged from December 31, 1997, and down $11.0 billion from June 30, 1998. The decrease in assets under management during the third quarter of 1998 primarily reflects the general decline in the equity markets. During the third quarter of 1998, net new business, including capital additions and reinvestments, was slightly positive, as net inflows into institutional accounts offset net outflows from mutual funds.

STATEMENT OF INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

Net income of $27.9 million for the three months ended September 30, 1998 increased $1.1 million from $26.8 million for the three months ended September 30, 1997. The increase of 4% primarily reflects higher revenues. Total revenues of $164.2 million for the three months ended September 30, 1998 increased $17.3 million (or 12%) from total revenues of $146.9 million for the same quarter last year, reflecting the increase in average assets under management. Total revenues of $164.2 million for the three months ended September 30, 1998 decreased $8.1 million from $172.3 million for the three months ended June 30, 1998, reflecting the decline in the equity markets and the resulting decrease in assets under management during the third quarter of 1998 as compared to the second quarter of 1998.

Compensation and benefits of $81.5 million for the three months ended September 30, 1998 increased $11.8 million compared to the same quarter last year and consisted of 48% base compensation and 52% of variable compensation. The increase in variable compensation of $7 million resulted from subsidiary incentive payments based on profitability, investment portfolio performance, new business sales, and participation in the subsidiaries' growth in revenues and profits. Compensation and benefits for the third quarter of 1998 decreased $4.8 million from $86.3 million for the second quarter of 1998. This decrease reflects primarily the decline in variable compensation, which partially offset the revenue decrease in the third quarter of 1998 as compared to the second quarter of 1998.

Restricted unit plan compensation of $1.0 million for the three months ended September 30, 1998 increased $0.7 million from the same quarter last year due to grants in the first quarter of 1998.

                                   18 of 24

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                     THE OPERATING PARTNERSHIP (CONTINUED)

Occupancy, equipment and systems expense of $7.9 million for the three months ended September 30, 1998 increased $1.9 million from the same quarter last year due to systems initiatives and higher costs associated with expanded business activities.

STATEMENT OF INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

Net income of $83.0 million for the nine months ended September 30, 1998 increased $14.4 million from $68.6 million for the nine months ended September 30, 1997. The increase primarily reflects higher revenues. Total revenues of $500.0 million for the nine months ended September 30, 1998 increased $99.1 million (or 25%) from total revenues of $400.9 million for the same period last year, reflecting the increase in average assets under management.

Compensation and benefits of $249.0 million for the nine months ended September 30, 1998 increased $52.2 million compared to the same period last year and consisted of 46% base compensation and 54% of variable compensation. The increase in variable compensation of $36 million resulted from subsidiary incentive payments based on profitability, investment portfolio performance, new business sales, and participation in the subsidiaries' growth in revenues and profits.

Restricted unit plan compensation of $2.9 million for the nine months ended September 30, 1998 increased $2.4 million from the same period last year due to grants in the first quarter of 1998.

Occupancy, equipment and systems expense of $23.6 million for the nine months ended September 30, 1998 increased $6.4 million from the same period last year due to systems initiatives and higher costs associated with expanded business activities.

Interest expense of $15.9 million for the nine months ended September 30, 1998 increased $1.9 million from the same period last year, primarily reflecting interest on the $160 million of senior notes payable issued on April 1, 1997.

Other expense of $85.7 million for the nine months ended September 30, 1998 increased $17.3 million from the same period last year due primarily to higher general and administrative expenses associated with expanded business activities, including distribution and marketing initiatives.

CAPITAL RESOURCES AND LIQUIDITY

Operating cash flow not required for normal business operations and working capital needs, including support of the Operating Partnership's growth strategy and repurchase of units, is generally distributed to unitholders each quarter. Distributions to unitholders are typically declared during the last month of calendar quarters. The Operating Partnership has the ability to make distributions in excess of net income due to its non-cash amortization expense. On September 15, 1998, the Operating Partnership declared a distribution of $0.77 per unit compared to the $0.53 per unit regular distribution declared in the third quarter of 1997. The quarterly distribution for the second quarter of 1998 was also $0.77 per unit. For the nine months ended September 30, 1998, total distributions paid to unitholders were $102.8 million compared to $69.8 million for the same period last year.

The Operating Partnership had lines of credit totaling $185 million, which were unused at September 30, 1998.

At September 30, 1998, the Operating Partnership had contingent payment obligations through 2000, resulting from completed acquisitions. Payment depends upon attainment of certain revenue targets by the businesses acquired. Such obligations are not expected to have a material impact on capital resources.

                                   19 of 24

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000

The statements in this section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

The "Year 2000" issue refers to problems that may result from computer programs that were written using two digits rather than four to define the applicable calendar year. Any computer programs that have date-sensitive software or hardware may recognize a date using "00" as the year 1900 rather than the year 2000. Systems and programs that are not capable of handling Year 2000 date issues could result in system failures or miscalculations that could cause disruptions of operations, including, among other things, an inability to process transactions, send invoices, or engage in similar normal business activities.

Year 2000 issues arise in a number of different contexts in which the Operating Partnership and its affiliated operating companies use computer programming. The operating companies generally rely heavily upon data processing and other services provided by third party service providers, including securities custody, transfer agency, trading and pricing services, and on a daily basis, trade through security exchanges which are highly automated. In their operations, the companies also use both third party and internally developed software programs and rely on customary telecommunications services and building and property logistical services, including embedded computer-controlled systems.

Nvest Companies operates through separate, affiliated operating companies that provide investment management, distribution and consulting services. Each operating company has its own independent internal local access network (LAN) computer system. All of the operating companies lease their office space from third parties and certain of the operating companies conduct business through multiple locations in major cities. Although each operating company conducts business independently, many of the companies use similar third party software and have common relationships and dependencies with third party service providers.

Management at each of the affiliated operating companies has responsibility for ensuring that Year 2000 issues are addressed at the individual firm. Each operating company has identified a Year 2000 project manager responsible for the company's Year 2000 compliance effort. In addition to existing technical and other personnel, certain of the operating companies have hired consultants to assist them in various aspects of the process of identifying, assessing, remediating and testing for their Year 2000 projects. The Operating Partnership provides coordination and assistance to the operating companies and has implemented regular meetings of the Year 2000 project managers at the operating companies to enable them to share information and ideas and develop and coordinate strategies. The Operating Partnership has also provided enhanced access to industry-sponsored programs and testing initiatives and other assistance to certain of the operating companies. Progress on Year 2000 initiatives is monitored by the audit committee of the board of directors of the general partner of the Operating Partnership and by the audit committees of each affiliated operating company.

The Operating Partnership and its affiliated operating companies have identified three principal stages of their Year 2000 project management process:

      . ASSESSMENT, including identification and inventory of: information technology (IT) programs, systems and equipment; non-IT systems, principally in buildings and offices; and external relationships and dependencies with third parties. The assessment process includes a determination of whether the identified elements are Year 2000 compliant and, if necessary, the measures needed to be taken to make them compliant;

      . IMPLEMENTATION of repair, replacement and retirement projects necessary for programs and systems that are not Year 2000 compliant; and

      . TESTING of programs, systems, equipment and third party relationships and dependencies.

                                   20 of 24

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 (CONTINUED)

Assessment. The Operating Partnership and its affiliated operating companies believe that they have identified all material programs, systems, equipment and external relationships and dependencies. The key systems and processes involving Year 2000 issues for the operating companies generally include computer hardware and software relating to portfolio accounting systems and local area networks
(LANs); the securities transaction settlement process and transfer agency functions; and customary logistical services associated with occupying buildings and property, including management of real estate for client portfolios.

The companies also believe that they have substantially completed the initial process of assessing Year 2000 issues in their operations, including identification of the material projects necessary to allow the firms to operate and process data into the next century. These projects are currently underway. As these and other projects are completed, the key systems and processes will be tested for compliance with the Year 2000. Depending on the results of testing, additional projects may become necessary.

The companies have also made significant progress in obtaining information, including representations and/or certifications in many cases, regarding the status of Year 2000 compliance projects at third parties with whom they have relationships or dependencies, including firms providing broker-dealer, securities custody, transfer agency, pricing and other services. The operating companies will continue to seek information from third parties regarding their Year 2000 readiness.

Implementation. The operating companies have already begun implementing steps required for their Year 2000 projects, including repairing, replacing or modifying material programs and systems in order to be Year 2000 compliant. At certain operating companies, this process includes purchasing or developing new software systems that are Year 2000 compliant, and the acceleration of planned replacement of systems, such as portfolio accounting systems, in conjunction with achieving Year 2000 compliance. Certain of these projects are expected to continue through the second quarter of 1999.

Testing. The operating companies are establishing testing schedules for different aspects of their operations. The scope of testing will vary from firm to firm depending on the nature of the firm's business and the need for testing. The testing process is expected to include generally each operating company's internal hardware and software systems and, in certain cases, participation in individual, point-to-point testing with critical third party service providers and in industry-wide testing. The companies expect to begin internal and external testing in the fourth quarter of this year and to complete a substantial portion of planned testing by the end of the first quarter of 1999. This process will also involve examining the results of testing of internal systems and external relationships and dependencies, as appropriate, and review of information regarding the status of Year 2000 compliance programs of third parties with which the firms have relationships and dependencies.

The Operating Partnership and the affiliated operating companies anticipate that the aggregate cost of their efforts to achieve Year 2000 compliance will be between $10-15 million. These amounts represent the historical amounts spent and estimated future cost of purchasing replacement software and hardware, and modifying existing hardware and software for Year 2000 compliance. They include the cost of purchasing and implementing planned replacement of software (such as portfolio accounting software) that was accelerated, at least in part, due to Year 2000 issues. The estimated aggregate expense amount includes the cost of outside consultants engaged on Year 2000 issues, but does not include salary and benefit expense of technical or other operating personnel at the firms. Approximately $8 million has been spent to date. The cost of Year 2000 planning and implementation is paid out of operating cash flow. The Operating Partnership does not currently believe that such costs will, in the aggregate, cause the deferral of other material IT projects at the operating companies as a group. Year 2000 costs are expected to constitute approximately one-third of the aggregate IT budget of the companies as a group for 1998 and 1999. Management believes the cost of implementing the action plans for Year 2000 compliance will not materially adversely affect the operating results or financial condition of the Partnership or the Operating Partnership.

Each of the operating companies is considering the extent to which it is appropriate to develop contingency plans to address a failure of either internal or external systems due to Year 2000 issues. The operating companies expect to develop appropriate Year 2000 contingency plans to address potential problems associated with critical internal systems and third party relationships and dependencies.

                                   21 of 24

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 (CONTINUED)

Notwithstanding the Year 2000 efforts undertaken and planned, one or more of the operating companies, and third parties with whom they have material relationships, may not achieve Year 2000 compliance in a timely manner. The Operating Partnership has not undertaken a comprehensive analysis of the operational problems (or the related costs, including potential lost revenues) that are reasonably likely to impact the Operating Partnership and its affiliated operating companies if this occurs. Given the different systems and business relationships of the operating companies, such an analysis on an aggregate basis for the Operating Partnership as a whole may not be practical in the short term. However, as a general matter, taking into account the level of effort undertaken to date and planned to be taken, the Operating Partnership believes that the most reasonably likely worst case scenario is that, notwithstanding the Year 2000 efforts of the Operating Partnership and the operating companies, one or more of the companies may experience difficulties in conducting all or a portion of normal business operations on behalf of clients for a period of time due to one or more mission-critical system failures. Such difficulties could arise out of Year 2000 problems experienced by one or more of the companies in their own IT systems (or in non-IT, embedded computer-controlled systems in buildings in which they operate), such as a temporary inability to process or track trades and other transactions on behalf of clients in a timely manner. Difficulties experienced by essential third party service providers could also hinder, or in some cases, prevent, the companies from conducting normal business operations. Due to the inherent uncertainty involved in evaluating at this time the extent to which such disruptions may occur despite the efforts to address Year 2000 problems or the extent to which such disruptions could affect normal business operations, the Partnership is not able to estimate the amount of potential lost revenues or other losses that might result if such disruptions were in fact to occur. However, if normal business operations were materially disrupted, it could have a material adverse impact on the results of operations of the Operating Partnership and the Partnership.

The businesses of the operating companies of the Operating Partnership are substantially dependent upon their ability to execute securities transactions and track changes in client portfolios. If one or more of the operating companies experienced material difficulties due to Year 2000 issues, or if the third parties with which the operating companies do business experienced such difficulties, it could have a materially adverse effect on the results of operations and business of the Operating Partnership as a whole. This could, in turn, have a materially adverse effect on the results of operations of the Partnership.

The foregoing discussion includes statements that are not historical and are forward-looking. These statements involve risks and uncertainties that could cause actual results to differ materially from what was anticipated in the forward-looking statements. For example, the costs and projected completion dates for Year 2000 compliance of the Operating Partnership and its affiliated operating companies are estimates. Factors relating to Year 2000 issues that may cause material differences in actual results include the availability and cost of systems and personnel, non-compliance of third party service providers, and similar uncertainties.

                                   22 of 24

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

CERTAIN OPERATING POLICIES

THE PARTNERSHIP. The Partnership expects to distribute to its unitholders substantially all of the distributions received from the Operating Partnership after accruing the 3.5% federal gross income tax, any state tax, and any other expenses of the Partnership. For the three months ended September 30, 1998, such expenses reduced the amount of the $0.77 per unit distribution received by the Partnership that is available for distribution by approximately $0.14 per unit, resulting in the $0.63 per unit distribution payable to unitholders.

THE OPERATING PARTNERSHIP. The Operating Partnership generally distributes to its unitholders operating cash flow not required for normal business operations and working capital needs, including support of its growth strategy and repurchase of units. Operating cash flow is defined as net income plus non-cash charges for amortization of intangibles and restricted unit plan compensation. On September 15, 1998, the Operating Partnership declared a distribution of $0.77 per unit compared to the $0.53 per unit regular distribution declared in the third quarter of 1997.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

27.    Financial Data Schedule.


(b) Reports on Form 8-K

None.


                                   23 of 24

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Nvest, L.P.
Registrant



/s/ G. Neal Ryland                                November 12, 1998
---------------------------------                 ----------------------
G. Neal Ryland                                    Date
Executive Vice President and
Chief Financial Officer


                                   24 of 24