Form 10-K
period 1998-12-31
NVEST LP
filed 1999-02-25
CIK 812488

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

                         Commission File Number 1-9468

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

            Title of each class              Name of each exchange on which
                                                       registered
     UNITS OF LIMITED PARTNER INTEREST           NEW YORK STOCK EXCHANGE

          Securities registered pursuant to section 12(g) of the Act:
                                      NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of units of limited partner interest held by non-affiliates of the registrant at February 12, 1999 (based on the closing price at which the units were sold on the New York Stock Exchange) was approximately $141 million.

    The issuer is a limited partnership. There were 6,285,448 units of limited partner interest and 110,000 units of general partner interest outstanding at February 15, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

BACKGROUND

    Nvest, L.P. ("Nvest") is a publicly-traded limited partnership. Its business currently is to engage in the investment advisory business by acting as the advising general partner of Nvest Companies, L.P. (the "Operating Partnership"). Nvest's main asset consists of units representing a general partner's interest in the Operating Partnership. The Operating Partnership is a major investment manager that offers a broad array of investment management products and styles across a wide range of asset categories to institutions, mutual funds and private clients. The business of the Operating Partnership is conducted through affiliated investment management, distribution and consulting firms, all but one of which are wholly owned by the Operating Partnership.

    Nvest, the Operating Partnership and most of its affiliated firms are organized as partnerships for tax purposes. Entities organized as partnerships for tax purposes are not generally taxed at the federal level on their net income, and the holders of the partnership interests are taxed on their proportionate share of the taxable income of the partnership. The partnership tax status differs from that of a corporation: a corporation is taxed on the basis of its net taxable income and its stockholders are taxed only on the cash dividends, if any, they receive from the corporation. The partnership tax status thus allows the partnership to distribute part of the cash flow it earns to its holders on a pre-tax basis. Holders of partnership interests are taxed only on the taxable income from the partnership and not on the amount of cash they receive as distributions, which may be more or less than the amount of taxable income.

    At the end of 1997, consistent with legislation passed that year, Nvest elected to remain a publicly traded partnership for tax purposes by paying a 3.5% federal tax on gross income and to restructure its operations to create the Operating Partnership. For further information on this restructuring, please refer to the section entitled "1997 Restructuring of the Partnership," below.

    Nvest derives its earnings and cash flow that it may distribute to unitholders from Nvest's partnership interests in the Operating Partnership and the business the Operating Partnership conducts through the affiliated investment management and consulting and distribution firms. The Operating Partnership's revenues derive primarily from management and advisory fees earned from services provided by the investment management firms. The Operating Partnership generally distributes to its unitholders, including Nvest, operating cash flow not required for normal business operations and working capital needs, including support of its growth strategy and the repurchase of units. Nvest expects to distribute to its unitholders substantially all of the distributions received from the Operating Partnership, after paying the 3.5% federal gross income tax, any state tax, and any other miscellaneous expenses.

    The following paragraphs describe aspects of the organizational history of Nvest and the Operating Partnership.

    THE 1993 COMBINATION. The business now conducted by the Operating Partnership resulted from the combination (the "Combination"), on September 15, 1993, of the businesses of New England Investment Companies, Inc. ("Old NEIC"), a wholly owned subsidiary of New England Mutual Life Insurance Company ("New England Mutual"), and Reich & Tang L.P. ("Reich & Tang"), a publicly-traded investment manager listed on the New York Stock Exchange. The Combination was accomplished by the contribution by New England Mutual of the businesses and substantially all of the assets of Old NEIC to Reich & Tang in exchange for partnership units. Reich & Tang had, prior to the Combination, approximately 10 million units of partner interest outstanding, and issued 22 million units of partner interest to New England Mutual in the Combination. At the time of the Combination, Nvest adopted the name "New England Investment Companies, L.P."

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

    At the time of the Combination, a new corporation named New England Investment Companies, Inc. became the sole general partner of Nvest (the "General Partner"), succeeding Reich & Tang, Inc. In August 1996, New England Mutual merged with Metropolitan Life Insurance Company ("MetLife"), which succeeded to the interests of New England Mutual in the Partnership and the General Partner. The General Partner is a wholly owned subsidiary of MetLife.

    Beginning in 1995, Nvest has made several major acquisitions of investment advisory businesses as described under "Business--Acquisition Strategy" below.

    THE 1997 RESTRUCTURING. In December 1997, the General Partner implemented a Restructuring of Nvest that involved a determination to elect to maintain Nvest's partnership tax status under terms provided in the Taxpayer Relief Act of 1997 and the formation of the Operating Partnership. See "Business--1997 Restructuring of the Partnership" for more information regarding the Restructuring.

    THE 1998 NAME CHANGES. Effective March 31, 1998, Nvest changed its name from "New England Investment Companies, L.P." to "Nvest, L.P." At the same time, the name of the General Partner was changed to "Nvest Corporation" and the Operating Partnership was renamed "Nvest Companies, L.P."

    The General Partner of Nvest is also the managing general partner of the Operating Partnership, and Nvest is the advising general partner of the Operating Partnership. As of February 15, 1999, MetLife beneficially owned (through the General Partner) all of Nvest's 110,000 units of general partner interest ("GP units"), 347,900 of Nvest's units of limited partner interest ("units") and 20,994,076 of the Operating Partnership's units of partner interest ("Operating Partnership units"). In the aggregate, MetLife owned general partner and limited partner interests in Nvest and the Operating Partnership representing 48% of the economic interests in the business of the Operating Partnership.

GENERAL

    Nvest's primary source of net income and cash flow available for distribution consists of equity in earnings of and distributions paid by the Operating Partnership. The following discussion therefore focuses primarily on the activities of the Operating Partnership. Nvest and the Operating Partnership are at times referred to herein together as the "Partnerships."

    The business of the Operating Partnership is conducted through eleven investment management firms (the "Investment Management Firms") and six principal distribution and consulting firms (the "Distribution and Consulting Firms" and, together with the Investment Management Firms, the "Firms" or "Subsidiaries"), all but one of which are wholly owned by the Operating Partnership. The Operating Partnership's assets under management include equity securities, fixed income securities, money market funds and real estate.

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

    The Partnerships have identified several key aspects of the general acquisition strategy. In accordance with this strategy, the Partnerships expect to preserve the independent identity of acquired firms, which (as in the case of the current Investment Management Firms) would operate with substantial autonomy, retaining control of investment decisions, investment philosophy and day-to-day operations. The Operating Partnership would generally have minority representation on the board managing the acquired firm, and the firm's executive personnel would be responsible for reviewing their firm's results, plans and budgets. Key employees would generally be expected to continue as active participants in the acquired business under employment agreements executed at the time of acquisition. The Partnerships may also use different structures in negotiating their acquisitions.

    Consideration for acquisitions is expected to include cash (including cash from borrowings), Operating Partnership units, possibly Nvest units and future contingent payments. Other employment incentives are frequently provided for. The Partnerships are prepared to consider various types of financial arrangements with the owners of an acquired firm depending on their circumstances, including tailored incentive plans. Substantially all of these plans result in the management of the acquired company participating in the ongoing success of the business they manage. Such plans may mirror or present equity-like participation in the particular firm. Under the Partnerships' strategy for possible acquisitions, key employees of acquired firms may be compensated through firm profit-sharing plans and bonus compensation plans. These plans can be structured so that the next "generation" of management will have the opportunity to participate in the growth of the firm, while the current principals retain a portion of their cash flow interest directly in the firm. The Operating Partnership will typically seek to obtain employment and non-competition agreements from key managers.

    The Operating Partnership may make support available to acquired firms in appropriate situations, through capital advances (for internal growth, the acquisition of compatible businesses or as seed capital for new product launches) and through services, including mutual fund and institutional marketing services.

    Nvest made its first major acquisition in September 1995, when it acquired the business of Harris Associates L.P. ("Harris") with $7.1 billion of assets under management at the time of acquisition. Nvest continued to implement its acquisition strategy in 1996. In May 1996, Nvest acquired the business of Vaughan, Nelson, Scarborough & McConnell ("VNSM"), an investment advisory firm located in Houston, Texas, with $1.6 billion of assets under management at the time of acquisition. In December 1996, Nvest completed the acquisition of the business of Aldrich, Eastman & Waltch, L.P., a Boston-based real estate investment advisory firm having $4 billion of assets under management at the time of acquisition. The operations of Aldrich, Eastman & Waltch were combined with those of Nvest's real estate advisory subsidiary, Copley Real Estate Advisors, Inc. ("Copley"), to form a firm that operates under the name "AEW Capital Management" ("AEW Capital"). At year-end 1996, Nvest acquired the business of Jurika & Voyles, Inc., an Oakland, California-based investment management company with approximately $5.6 billion in assets under management at the time of acquisition.

    In 1997, Nvest completed the acquisition of the businesses of Snyder Capital Management ("Snyder Capital") and at year-end 1997 the Operating Partnership completed the acquisition of Daniel Breen & Company ("Daniel Breen"). Snyder Capital is a San Francisco-based value manager that managed approximately $1.2 billion of assets at the time of acquisition, primarily in small- to mid-capitalization companies. The acquisition of Snyder Capital was completed in July 1997. The operations of Daniel Breen, with approximately $2.2 billion under management at the time of acquisition, were consolidated with those of Vaughan, Nelson, Scarborough & McConnell in December 1997, which was renamed Vaughan, Nelson, Scarborough & McCullough. VNSM also acquired Breen Trust Company (subsequently renamed VNSM Trust Company), which provides trust services in conjunction with VNSM investment management services.

    The Operating Partnership continued to consider additional acquisitions and strategic alliances in 1998. During 1998, the Operating Partnership completed the acquisition of the business of H.A. Schupf & Co., Inc., a New York-based investment management firm with $550 million in assets under management at the time of acquisition, and combined its operations with those of Reich & Tang Capital Management. H.A. Schupf & Co. uses a growth investment style to manage assets, primarily for high net worth clients.

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

INVESTMENT MANAGEMENT FIRMS

    The Operating Partnership currently has eleven Investment Management Firms, each of which follows an independent investment strategy and philosophy. The following is a brief description of their respective businesses.

    LOOMIS, SAYLES & COMPANY, L.P. ("LOOMIS SAYLES"). Loomis Sayles was established in 1926 and was acquired by New England Mutual in 1968. At December 31, 1998, Loomis Sayles managed approximately one-half of all assets managed by the Investment Management Firms.

    Loomis Sayles actively manages portfolios of publicly traded fixed-income securities, equity securities and other financial instruments for a client base consisting of institutional clients (with the largest client groups being corporate, governmental and union pension funds), endowments and foundations, and third-party corporate investment portfolios. Loomis Sayles also manages assets for high net worth individuals and advises the Loomis Sayles Funds and the Loomis Sayles Investment Trusts.

    Loomis Sayles has offices in eleven cities nationwide providing investment management services to clients. The investment professionals in each office work with others in the Loomis Sayles organization to develop investment strategies and styles tailored to the particular investment expertise of their group and client mix, subject to the requirement that portfolios generally be constructed from securities which are followed by Loomis Sayles' centralized research group and that they specifically be constructed to meet client objectives and requirements. Loomis Sayles utilizes an internal national marketing group to supplement and coordinate the marketing efforts of the professionals in the various offices, to broaden the firm's geographic representation, and to better focus on Loomis Sayles' relationships with major investment management consultants.

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

    AEW CAPITAL MANAGEMENT, L.P. ("AEW CAPITAL"). In December 1996, Nvest completed the acquisition of Aldrich, Eastman & Waltch, L.P. ("Aldrich, Eastman"), a Boston-based real estate investment advisory firm. These operations were combined with those of Nvest's real estate advisory subsidiary, Copley Real Estate Advisors, Inc., to form a firm that operates under the name "AEW Capital Management." Utilizing the firm's combination of real estate, research and capital markets expertise, AEW Capital focuses on high-yield equity and debt strategies, real estate securities and directly held interests in property.

    BACK BAY ADVISORS, L.P. ("BACK BAY"). Established in 1986 as a spin-off from New England Mutual, Back Bay manages mutual funds in two mutual fund groups sponsored by affiliates, as well as institutional funds for the pension and foundation marketplace and a portion of MetLife's general account ("General Account"). Back Bay's principal investment specialty is fixed-income management with an emphasis on security selection, sector selection and yield curve management.

    JURIKA & VOYLES, L.P. ("JURIKA & VOYLES"). Effective January 1, 1997, Nvest completed the acquisition of Jurika & Voyles, Inc., an Oakland, California-based investment management firm founded in 1983. Jurika & Voyles provides investment advisory services to institutions, individuals and mutual funds utilizing a fundamental, research-driven investment approach which seeks to invest at opportunistic prices in the stock of companies exhibiting growth in cash flow.

    REICH & TANG FUNDS ("R&T FUNDS"). Established in 1974, R&T Funds, a division of Reich & Tang Asset Management L.P., manages mutual funds that are marketed primarily through brokerage houses and regional commercial banks, many of which offer the funds to customers as their own "private label" products. In addition, it acts as the administrator for mutual funds advised by others and for the equity funds managed by Reich & Tang Capital Management. Reich & Tang Funds specializes in providing cash management account services to shareholders of proprietary and administered money market funds. Such services include draft checking, debit cards and electronic banking.

    REICH & TANG CAPITAL MANAGEMENT ("R&T CAPITAL MANAGEMENT"). Established in 1970, R&T Capital Management, a division of Reich & Tang Asset Management L.P., manages mutual funds, private investment partnerships and equity securities for institutions and individuals. R&T Capital Management emphasizes fundamental research and its philosophy is to seek investment opportunities in companies with small to medium market capitalizations, strong management, significant market share and relatively low risk. The Operating Partnership acquired and consolidated the operations of H.A. Schupf & Co. into R&T Capital Management effective October 1, 1998.

    SNYDER CAPITAL MANAGEMENT, L.P. ("SNYDER CAPITAL"). In July 1997, Nvest completed the acquisition of Snyder Capital, a San Francisco, California-based investment advisory firm. Snyder Capital provides investment advisory services primarily to institutions and high net worth individuals and families, and specializes in investing in small- to mid-capitalization equities.

    VAUGHAN, NELSON, SCARBOROUGH & MCCULLOUGH, L.P. ("VNSM"). In May 1996, Nvest acquired VNSM, a Houston, Texas-based investment advisory firm. VNSM manages equity, fixed income and balanced portfolios for foundations, endowments, institutions and high net worth individuals. The Operating Partnership acquired and consolidated the operations of Daniel Breen & Company into VNSM in December 1997. The acquisition expanded the professional investment management personnel and the range of product offerings at VNSM, including the provision of trust services through a subsidiary.

    WESTPEAK INVESTMENT ADVISORS, L.P. ("WESTPEAK"). Established in 1991, Westpeak provides customized equity management for institutional investors, such as pension plans, foundations and endowments, and mutual funds, utilizing an active, quantitative research capability. Investment management styles include large and small capitalization equities, with optional value and growth biases.

    CAPITAL GROWTH MANAGEMENT LIMITED PARTNERSHIP ("CGM"). CGM provides investment management services for mutual funds and for a limited number of large institutions and individual clients. CGM follows primarily an aggressive, growth-oriented strategy. CGM was established in 1990 through a spin-off of its operations from Loomis Sayles. As of December 31, 1998, the Operating Partnership held a 50% limited partnership interest in CGM. The remaining interest is primarily held by its corporate general partner which is owned by CGM's principals. The Operating Partnership regards its interest in CGM as a passive investment and accounts for this interest using the equity method. All assets under management of CGM are included in consolidated assets under management.

DISTRIBUTION AND CONSULTING FIRMS

    The Operating Partnership and its Distribution and Consulting Firms provide the Investment Management Firms with a network of distribution, consulting and administrative services. The compensation arrangements for the Distribution and Consulting Firms generally are set out in written agreements, and provide for compensation through commissions, trailing fees based on assets retained under management, consulting fees, and fixed and transaction fees for administrative and other services.

    NEW ENGLAND FUNDS, L.P. ("NEF"). Established in 1993, NEF serves as a distributor of the twenty-three mutual funds in the New England Funds Group. NEF is responsible for all sales related activities of the New England Funds Group. NEF distributes mutual funds through retail sales networks of regional and national brokerage firms. The largest of its relationships is with New England Securities Corporation ("NES"), a broker-dealer subsidiary of New England Life Insurance Company ("New England Financial"), which is a subsidiary of MetLife. In addition, NEF also has a significant relationship with MetLife Securities, Inc., a broker-dealer subsidiary of MetLife.

    NVEST ASSOCIATES, INC. ("NVEST ASSOCIATES"). Established in 1989 and previously called "New England Investment Associates, Inc.," Nvest Associates provides marketing and consulting services to the Operating Partnership and certain of the Investment Management Firms in the institutional marketplace, and focuses on specialized markets, such as union pension plans, insurance companies and foreign firms. Nvest Associates also assists the Operating Partnership in identifying and designing new product opportunities which may be offered through existing subsidiaries, new ventures or acquired companies.

    GRAYSTONE PARTNERS L.P. ("GRAYSTONE"). Graystone serves as a consultant and marketing agent with respect to asset allocation and management services provided to individuals and families of substantial wealth.

    NVEST ADVISOR SERVICES ("NAS"). Established in 1997, NAS is a division of the Operating Partnership that assists in the marketing and distribution of mutual funds advised by various of the Investment Management Firms through financial planners and advisors and through "wrap" programs offered by broker-dealers.

    NVEST RETIREMENT SERVICES ("NRS"). Established in 1998, NRS is a division of the Operating Partnership that assists in the marketing and distribution of mutual funds advised by various of the Investment Management Firms to retirement plan sponsors, large 401(k) plan providers, multi-manager alliance platforms and consultants.

    NVEST SERVICES COMPANY, INC. ("NSC"). Also established in 1998, NSC serves as the transfer agent to all of the mutual funds in the New England Funds Group. NSC is responsible for shareholder services and relations for the New England Funds Group, which had approximately 443,000 shareholder accounts on December 31, 1998. NSC also provides legal, compliance, human resources and training services to NEF and also assists in the areas of product development, vendor negotiations and purchasing. NSC offers its services, on a voluntary basis, to the Operating Partnership's other affiliates and fund families and provides legal and compliance services to NAS and NRS.

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

    The Investment Management Firms market their services to the institutional market through a number of channels. Several of the Investment Management Firms employ full-time marketing or client relations specialists to serve the institutional market while others receive marketing assistance from the Operating Partnership and Nvest Associates, one of the Distribution and Consulting Firms. The Operating Partnership believes that significant cross-marketing opportunities exist within each Investment Management Firm, particularly with respect to the large client and consultant-driven markets. In addition to the efforts of full-time marketing professionals, senior management personnel and investment professionals at most of the Investment Management Firms actively market their respective firm's services to institutional clients.

    MUTUAL FUNDS. The Investment Management Firms advise or sub-advise a total of approximately one hundred mutual funds, the great majority of which are grouped into seven fund "families". These funds are marketed through a variety of channels, as set out below. In addition, the Operating Partnership provides marketing assistance to its subsidiaries through initiatives it has undertaken in the financial advisor, broker-dealer wrap and large plan 401(k) channels.

    THE OAKMARK FAMILY OF FUNDS consist of five equity funds and one balanced fund managed by Harris Associates L.P. and marketed on a no-load basis. At December 31, 1998, the total assets of The Oakmark Family of Funds, all of which are managed by Harris, were approximately $10.3 billion. The fund family includes the $7.3 billion Oakmark Fund and the $1.4 billion Oakmark Select Fund.

    THE REICH & TANG FUNDS consist of one fixed income, two equity and fifteen money market funds marketed on a no-load basis. The money market funds are offered primarily on a "private label" basis through financial intermediaries to their customers. At December 31, 1998, the total assets in the Reich &

Tang Funds were approximately $8.6 billion, all of which are managed by Reich & Tang Asset Management, L.P.

    THE NEW ENGLAND FUNDS GROUP consists of ten fixed income, ten equity, and two money market funds. These funds are marketed on a commission basis through broker-dealers, including New England Securities, which serves as broker-dealer for the insurance agent field force of New England Financial, and MetLife Securities, Inc., which serves as broker-dealer for MetLife's insurance agent field force. At December 31, 1998, the total assets in the New England Funds that were advised or sub-advised by various Investment Management Firms were approximately $7.4 billion.

    THE LOOMIS SAYLES FUNDS consist of eleven fixed income funds and nine equity funds managed by Loomis Sayles that are marketed in the United States on a no-load basis primarily through financial intermediaries to their customers. Loomis Sayles Funds also has a fixed income fund that has a sales charge and is marketed solely to Japanese investors. At December 31, 1998, total assets were approximately $2.5 billion.

    THE LOOMIS SAYLES INVESTMENT TRUST offers six fixed income funds and one equity fund managed by Loomis Sayles. Each fund is marketed on a no-load basis to institutional investors. At December 31, 1998, total assets were approximately $0.5 billion.

    THE JURIKA & VOYLES FUNDS consist of one balanced and two equity funds managed by Jurika & Voyles that are marketed on a no-load basis primarily through financial intermediaries to their customers. At December 31, 1998, total assets were approximately $140 million.

    THE CGM FUNDS consist of two fixed income funds, three equity funds and one balanced fund marketed on a no-load basis. At December 31, 1998, total assets in the CGM Funds, all of which are managed by CGM, were approximately $2.2 billion.

    A number of the Investment Management Firms advise or subadvise mutual funds in the NEW ENGLAND ZENITH FUNDS, which consist of fourteen mutual funds sponsored by New England Financial. These mutual funds serve as the underlying investment vehicle for variable annuity and variable life insurance products issued by New England Financial and MetLife and are sold through insurance agent field forces of New England Financial and MetLife. Various of the Investment Management Firms advise or subadvise eight of the funds in the New England Zenith Funds, with total assets of $3.5 billion at December 31, 1998.

    In addition, the Investment Management Firms advise or sub-advise nine funds not included in the above groups with total assets of $0.8 billion at December 31, 1998.

INVESTMENT MANAGEMENT AGREEMENTS AND FEES

    SERVICES TO CLIENTS. The investment management accounts of the Investment Management Firms generally are managed pursuant to written investment management agreements with clients which, with limited exceptions, are terminable at any time or upon relatively short notice (typically 30-60 days) by either party.

    Services generally are offered on a discretionary basis, where an Investment Management Firm would make the investment decisions for the assets under management, and in certain cases on an advisory basis, where the firm recommends securities and investment policies and strategies to its clients. The Investment Management Firms' contracts may not be assigned without the consent of the client. Investment management agreements with mutual funds may be terminated at any time by the fund upon 60 days' notice, and terminate automatically in the event of their assignment. For purposes of all contracts entered into by those Investment Management Firms which are investment advisors registered with the Securities and Exchange Commission (the "SEC"), "assignment" of investment management contracts includes certain changes in ownership of the Operating Partnership (or its managing general partner), MetLife or the Investment Management Firms themselves.

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

    SERVICES TO METLIFE GENERAL ACCOUNT. As of December 31, 1998, certain of the Investment Management Firms managed approximately $4.2 billion of MetLife's General Account assets. These services were provided principally under separate investment management agreements with several of the Investment Management Firms and contain market-based fees that vary depending upon the class of asset advised and investment objectives. The Operating Partnership received a total of $12.9 million in fees under these arrangements in 1998.

    CERTAIN INVESTMENT MANAGEMENT RISK CONSIDERATIONS. Investment management firms are from time to time subject to claims for client losses or other amounts arising out of investment performance or other service that does not meet clients' expectations, particularly with respect to use of more innovative investment strategies.

    In addition, as a real estate investment manager, one of the Operating Partnership's investment management firms, AEW Capital, is subject to a number of special considerations. Real estate investment portfolios are, by their terms, generally liquidated over an investment period, creating a continual need to attract new assets in order to achieve asset growth. In addition, real estate investment managers may be subject to certain potential risks as a result of the structures used for client investment that are not characteristic of the risks for other investment managers, such as the possibility that such managers might be responsible for tort and environmental claims.

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

EMPLOYEES

    As of January 1, 1999, the Operating Partnership and its Firms employed approximately 1,550 persons. The Operating Partnership believes that, overall, its relations with its employees are good. Employees are compensated with a combination of salary, discretionary or performance-based bonus, profit sharing and fringe benefits. The Operating Partnership has sought to retain its senior employees through compensation arrangements which it believes are competitive in the industry.

    The ability of the Operating Partnership's Firms to attract and retain clients is dependent to a large extent on their ability to attract and retain key employees, including skilled portfolio managers. Certain of these employees are responsible for significant client relationships. Many key employees are not under non-competition or other restrictions as to their departure and may be able to attract clients away upon their departure. Loss of key personnel could have a material adverse effect on the Operating Partnership's, and consequently Nvest's, results of operations.

1997 RESTRUCTURING OF THE PARTNERSHIP

    Although publicly held partnerships are generally taxed as corporations, Nvest believes it is eligible to be taxed as a partnership for federal income tax purposes under a special provision grandfathering publicly traded partnerships that were in existence in 1987. The Taxpayer Relief Act of 1997, signed into law on August 5, 1997, permits certain publicly traded partnerships to elect to extend their grandfathered partnership tax status from year-to-year on an indefinite basis, which requires payment of an annual 3.5% federal tax on gross income and satisfaction of certain other conditions. In 1997, the Board of Directors approved a plan of Restructuring (as defined below) under which Nvest has made such an election. Were Nvest not to make this election, fail to qualify to make this election, or decide in the future not to pay the 3.5% gross income tax, it would become subject to the regular federal corporate income tax, with a maximum rate of 35% of taxable income, and to state corporate income taxes.

    Pursuant to the plan of Restructuring approved by the Board of Directors, at year-end 1997, Nvest contributed all of its business and assets (consisting principally of the Firms owned by Nvest), subject to all of its liabilities, to the Operating Partnership. In consideration of the asset contribution, Nvest received a number of partnership units of the Operating Partnership equal to the number of outstanding units of Nvest.

    As contemplated by the partnership agreement, certain of Nvest's unitholders (whose ownership derived from Nvest units received in exchange for contributions of appreciated investment management businesses) were permitted to choose to become partners in the Operating Partnership by exchanging

Nvest units for an equal number of Operating Partnership units. Such unitholders who did not transfer their ownership to the Operating Partnership and Nvest's other unitholders (primarily persons who have acquired their Nvest units for cash in the public market) remained partners in Nvest. The transactions involving the creation of the Operating Partnership, the transfer of Nvest's assets and liabilities to the Operating Partnership and the exchange of Nvest units for Operating Partnership units, together with Nvest's election to retain its tax status and pay the 3.5% federal gross income tax, are referred to herein as the "Restructuring."

    After the Restructuring, Nvest has remained publicly traded on the New York Stock Exchange (under the symbol "NEW"), and continues to file public reports with the SEC. Nvest's business currently is to engage in the investment advisory business by acting as the advising general partner of the Operating Partnership. In this regard, Nvest receives proportionate distributions from the Operating Partnership. Nvest will pay the 3.5% federal tax on its gross income, including its proportionate share of the Operating Partnership's gross income, in lieu of corporate income tax, so long as Nvest maintains the applicable election and satisfies certain other conditions.

    Nvest currently expects that it will distribute to its unitholders substantially all of the distributions received from the Operating Partnership after payment of the 3.5% federal gross income tax, any state tax, and any other miscellaneous expenses.

    Nvest believes that the creation of a lower-tier partnership has significant benefits. In particular, acquisition candidates of Nvest have expressed a desire for a structure of the type that resulted from the Restructuring, and Nvest therefore believes that the existence of a lower tier facilitates acquisitions. Furthermore, Nvest believes that it is desirable to have key persons owning equity interests in a separate legal structure with arrangements designed to encourage long-term participation in Nvest's operations.

    As a result of the unit exchange described above, the Operating Partnership has a limited number of partners, including Nvest. See Item 12, "Security Ownership of Certain Beneficial Owners and Management--Principal Holders of Operating Partnership Units." The Operating Partnership units are not publicly traded, and there is no market for such units. Subject to various limitations under federal tax law and regulations and the terms of the partnership agreements of Nvest and the Operating Partnership and an agreement entered into by them at the time of the Restructuring, Operating Partnership unitholders will from time to time be permitted to sell their Operating Partnership units to Nvest for Nvest units or (at Nvest's option) cash. Any such exchange of units would be on a one-for-one basis, subject to adjustment in the event of certain changes in the capitalization of Nvest or the Operating Partnership, including unit repurchases under certain circumstances, or the retention of assets or incurrence of liabilities by Nvest in significant amounts. The Operating Partnership is not expected to pay federal tax on its gross income.

    The general partner of Nvest is also the managing general partner of the Operating Partnership. Nvest is the advising general partner of the Operating Partnership. The Board of Directors of the General Partner was not changed in connection with the Restructuring.

    In accordance with generally accepted accounting principles, Nvest accounts for its investment in the Operating Partnership under the equity method of accounting.

    The following diagram illustrates the current structure of Nvest, after the
Restructuring:

             [AN ORGANIZATION CHART APPEARS HERE. THE ORGANIZATION CHART SHOWS THAT NVEST IS THE PUBLIC COMPANY AND HAS AN OWNERSHIP INTEREST IN THE OPERATING PARTNERSHIP, WHICH IN TURN OWNS INVESTMENT MANAGEMENT, DISTRIBUTION AND CONSULTING FIRMS. THE CHART SHOWS THAT BOTH NVEST AND THE OPERATING PARTNERSHIP HAVE LIMITED PARTNERS. IT ALSO SHOWS THAT NVEST CORPORATION, THE GENERAL PARTNER OF NVEST, IS THE MANAGING GENERAL PARTNER OF THE OPERATING PARTNERSHIP AND THAT NVEST IS THE ADVISING GENERAL PARTNER OF THE OPERATING PARTNERSHIP.]

    The partnership agreements of Nvest and the Operating Partnership confer on the General Partner broad authority to effect a further restructuring of Nvest and/or the Operating Partnership in connection with, or in anticipation of, a change in tax status (including a change in tax status resulting from a change in the applicable tax rate), subject to a standard of good faith on the part of the General Partner. The Restructuring which occurred at year-end 1997 was undertaken pursuant to such authority granted to the General Partner in the Nvest partnership agreement.

    In determining the form of any future restructuring of the Partnerships, the General Partner is obligated to seek to accomplish certain prioritized objectives of MetLife, RTI and other non-Public Partners (as defined in the Nvest partnership agreement) with respect to special considerations, including avoidance of special and potentially significantly adverse tax treatment and continued participation in a flow-through entity for this purpose. No assurances can be given regarding the timing or form of any future restructuring, which may be affected by changes in the tax laws (including the applicable tax rate), as well as other factors beyond the control of Nvest, the Operating Partnership or the General Partner. The General Partner expects that any future restructuring would be intended to continue to provide holders of publicly traded Nvest LP units with the ongoing benefit of public market liquidity for their interests in the Operating Partnership's business.

    While the Nvest partnership agreement provides that Nvest may impose restrictions on transfer as part of a restructuring (which may have the effect of preserving the Partnerships' tax status as partnerships), the General Partner has no reason to believe that trading restrictions will be necessary to accomplish the restructuring objectives outlined in the Nvest partnership agreement, absent legal or other developments.

    The partnership agreements of Nvest and the Operating Partnership relieve the General Partner of all duties and liabilities to Nvest, the Operating Partnership and unitholders thereof for actions taken in good faith by the General Partner in connection with a restructuring. The General Partner, MetLife, RTI and other non-Public Partners may each be deemed to have conflicts of interest with respect to possible future restructurings insofar as they may be treated differently than the holders of Nvest LP units, as noted above.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE
  SECURITIES LITIGATION REFORM ACT OF 1995

    Any statements in this report that are not historical facts are intended to fall within the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. These statements may be identified by such forward-looking terminology as "expect", "look", "believe", "anticipate", "may", "will" or similar statements or variations of such terms. Any forward-looking statements should be considered in light of the risks and uncertainties associated with Nvest and the Operating Partnership and their businesses, economic and market conditions prevailing from time to time, and the application and interpretation of federal and state tax laws and regulations, all of which are subject to material changes and which may cause actual results to vary materially from what had been anticipated. Certain factors that affect Nvest and the Operating Partnership have been described in other portions of this report, particularly in the following section, entitled, "Business--Forward-Looking Statements" and include factors such as conditions affecting fee revenues, reliance on key personnel, competition, regulatory and legal matters, and tax considerations. Readers are encouraged to review these factors carefully. The descriptions of the potential consequences of the Restructuring (see Item 1, "Business--1997 Restructuring of the Partnership") and the potential effects of the Year 2000 issue (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000") constitute forward-looking statements.

FORWARD-LOOKING STATEMENTS

    From time to time, management of Nvest or the Operating Partnership may make written or oral statements that express views on the future performance of Nvest and the Operating Partnership. As with any forward-looking statement, these statements should be considered in light of certain risks and uncertainties that may cause actual results to vary materially from what had been anticipated. These important factors include the following:

    CONDITIONS AFFECTING FEE REVENUES. The Operating Partnership's revenues, cash flows and earnings may be adversely affected by shifts in client preferences toward classes of assets that produce lower fees or by a decline in assets under management resulting from changing economic conditions or the performance of the capital markets generally. With relatively minor exceptions, virtually all of the Operating Partnership's revenues are derived from investment management agreements with clients that are terminable at any time or upon 30 to 60 days' notice, as is the case generally in the investment management industry. Any termination of agreements representing a significant portion of assets under management could have an adverse impact on the Operating Partnership's, and consequently Nvest's, results of operations.

    RELIANCE ON KEY PERSONNEL. The departure of key personnel, such as skilled portfolio managers or employees responsible for significant client relationships, could have a material adverse effect on the results of operations of Nvest and the Operating Partnership.

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

    TAX CONSIDERATIONS. Tax benefits, if any, resulting from the classification of Nvest or the Operating Partnership as a partnership depend on many circumstances that are beyond Nvest's and the Operating Partnership's control. Changes in the law, any change or termination of the tax status of Nvest or the Operating Partnership (technical or otherwise), certain transfers of units and certain changes in the market price of Nvest units all are occurrences, among others, that may affect Nvest's results or taxable income reported to unitholders.

ITEM 2. PROPERTIES.

    The Operating Partnership and the Firms collectively occupy approximately 550,000 square feet of leased space in a number of locations in major U.S. cities including Boston, Massachusetts, New York, New York and Chicago, Illinois.

ITEM 3. LEGAL PROCEEDINGS.

    As previously disclosed, on June 7, 1996, the California Ironworkers Field Pension Trust, and several related trusts (the "Trusts"), filed suit against the Operating Partnership's subsidiary, Loomis, Sayles & Company, L.P. ("Loomis Sayles") in the U.S. District Court for the Central District of California (Western Division) alleging violation of investment guidelines and breach of fiduciary duty under ERISA with respect to the purchase of certain securities for the account of the Trusts. The suit seeks money damages in excess of $20 million representing lost principal, together with amounts representing loss of investment income. On March 3, 1997, the Court granted the motion of Loomis Sayles to dismiss certain of the causes of action of the plaintiff and to strike the plaintiff's request for punitive damages. Loomis Sayles believes that it has meritorious defenses and has contested both allegations of liability and damages at the trial which was completed in the summer of 1998. A decision is expected soon. Management believes that resolution of this matter will not have a material adverse effect on the results of operations or financial condition of the Operating Partnership or Nvest.

    The Operating Partnership's Firms are from time to time involved in various legal proceedings and claims arising in the conduct of their investment businesses. Management believes that any such claims and legal proceedings will not have a material adverse effect on the results of operations or financial condition of the Operating Partnership or Nvest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of unitholders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

UNIT INFORMATION

    Nvest's units are listed on the New York Stock Exchange under the symbol "NEW." High and low sales prices for the units together with distributions declared for the years ended December 31 follow:

                                                                                         DISTRIBUTIONS DECLARED
                                                                                        -------------------------
1998                                                             HIGH          LOW      REGULAR   SPECIAL   TOTAL
------------------------------------------------------------  -----------  -----------  -------   -------   -----
First Quarter...............................................   $36 13/16    $28          $0.60       N/A    $0.60
Second Quarter..............................................    35 5/16      31 5/8       0.63       N/A     0.63
Third Quarter...............................................    32 1/2       21 1/16      0.63       N/A     0.63
Fourth Quarter..............................................    29 1/4       24 3/16      0.63       N/A     0.63
                                                                                        -------             -----
                                                                                         $2.49              $2.49
                                                                                        -------             -----
                                                                                        -------             -----


                                                                                         DISTRIBUTIONS DECLARED
                                                                                        -------------------------
1997                                                             HIGH          LOW      REGULAR   SPECIAL   TOTAL
------------------------------------------------------------  -----------  -----------  -------   -------   -----
First Quarter...............................................   $26 1/8      $22 5/8      $0.53     $0.05    $0.58
Second Quarter..............................................    25 7/8       22 1/8       0.53      0.08     0.61
Third Quarter...............................................    30 3/4       25 5/16      0.53      0.17     0.70
Fourth Quarter..............................................    30 1/2       27 15/16     0.55      0.25     0.80
                                                                                        -------   -------   -----
                                                                                         $2.14     $0.55    $2.69
                                                                                        -------   -------   -----
                                                                                        -------   -------   -----

    On February 12, 1999, the closing price of the units on the New York Stock Exchange was $24 3/8 per unit. As of such date, there were approximately 420 unitholders of record of Nvest; management estimates that there are over 4,500 beneficial owners, including those who hold their units in "street" name through brokerage accounts or other nominees.

DISTRIBUTION POLICY

    NVEST. Nvest expects to distribute to its unitholders substantially all of the distributions received from the Operating Partnership after accruing the 3.5% federal gross income tax, any state tax, and any other miscellaneous expenses. For the year ended December 31, 1998, such expenses reduced the $3.05 per unit of total distributions received by Nvest by approximately $0.56 per unit, resulting in distributions payable to unitholders of $2.49 per unit.

    The Board of Directors of the General Partner typically declares distributions at its meeting during the last month of the quarter to which the distribution relates, payable to unitholders of record on the last business day of the quarter. On December 17, 1998, the Board of Directors of the General Partner of Nvest declared a distribution of $0.63 per unit, payable on February 16, 1999 to unitholders of record as of December 31, 1998.

    THE OPERATING PARTNERSHIP. The Operating Partnership generally distributes to its unitholders operating cash flow not required for normal business operations and working capital needs, including support of its growth strategy and the repurchase of units. Operating cash flow is defined as net income adjusted for amortization of intangibles, restricted unit plan compensation and non-recurring items. In 1998, operating cash flow per unit was $3.42 and the Operating Partnership declared distributions of $3.05 per unit. The Operating Partnership paid out approximately 89 percent of its operating cash flow in distributions during 1998.

    As a limited partnership, the Operating Partnership has different operating characteristics than those of a typical corporation. The Operating Partnership's stated distribution policy is to distribute currently to unitholders (which includes Nvest) operating cash flow not required for normal business operations and working capital needs, including support of the Operating Partnership's growth strategy. As a result, Nvest believes that operating cash flow per unit is important to help both existing and potential unitholders of Nvest understand their potential return on an investment in Nvest. Operating cash flow per unit should not be construed as an alternative to net income per unit or as an alternative to cash flow from operating activities as reported in the Consolidated Statement of Cash Flows included in Item 8. Operating cash flow, as calculated by the Operating Partnership, may not be consistent with comparable computations by other companies.

ITEM 6. SELECTED FINANCIAL DATA.

    In connection with the Restructuring that was completed on December 31, 1997, Nvest, L.P. ("Nvest") contributed all of its operating assets and liabilities to Nvest Companies, L.P. (the "Operating Partnership") in exchange for Operating Partnership units. See Item 1, "Business--1997 Restructuring of the Partnership."

    At December 31, 1998, Nvest owned approximately 15% of the units of the Operating Partnership. Selected financial data is presented below for Nvest, L.P. through December 31, 1998 and for Nvest Companies, L.P. starting with its formation on December 31, 1997. As of December 31, 1997, the results of Nvest reflect its equity investment in the Operating Partnership and the results of the Operating Partnership represent the results of Nvest prior to the Restructuring.

    The following selected financial data at or for the years ended December 31 should be read in conjunction with the Financial Statements included in Item 8.

                                                                  THE OPERATING PARTNERSHIP
                                                 -----------------------------------------------------------
                                                                                                  NVEST        NVEST,
                                                                NVEST, L.P.                  COMPANIES, L.P.    L.P.
                                                 ------------------------------------------  ---------------  ---------
                                                   1994       1995       1996       1997          1998          1998
                                                 ---------  ---------  ---------  ---------  ---------------  ---------
                                                                  (IN THOUSANDS, EXCEPT PER UNIT DATA)
STATEMENT OF INCOME DATA
Revenues.......................................  $ 234,034  $ 280,258  $ 392,651  $ 561,469     $ 669,532     $  16,672
                                                 ---------  ---------  ---------  ---------  ---------------  ---------
                                                 ---------  ---------  ---------  ---------  ---------------  ---------
Net income.....................................  $  28,925  $  52,750  $  70,224  $  95,682     $ 110,782     $  13,052
                                                 ---------  ---------  ---------  ---------  ---------------  ---------
                                                 ---------  ---------  ---------  ---------  ---------------  ---------
PER UNIT DATA
Net income:
  Basic........................................  $    1.13  $    1.76  $    1.96  $    2.22           N/A     $    2.02
                                                 ---------  ---------  ---------  ---------  ---------------  ---------
                                                 ---------  ---------  ---------  ---------  ---------------  ---------
  Diluted......................................  $    1.13  $    1.73  $    1.85  $    2.21           N/A     $    2.00
                                                 ---------  ---------  ---------  ---------  ---------------  ---------
                                                 ---------  ---------  ---------  ---------  ---------------  ---------
Distributions declared:
  Regular......................................  $    1.68  $    1.78  $    2.05  $    2.14     $    3.05     $    2.49
  Special......................................         --         --         --       0.55            --            --
                                                 ---------  ---------  ---------  ---------  ---------------  ---------
    Total......................................  $    1.68  $    1.78  $    2.05  $    2.69     $    3.05     $    2.49
                                                 ---------  ---------  ---------  ---------  ---------------  ---------
                                                 ---------  ---------  ---------  ---------  ---------------  ---------
WEIGHTED AVERAGE UNITS
  OUTSTANDING-DILUTED..........................     31,992     33,824     42,076     43,881        45,074         6,963
                                                 ---------  ---------  ---------  ---------  ---------------  ---------
                                                 ---------  ---------  ---------  ---------  ---------------  ---------


                                                                  THE OPERATING PARTNERSHIP
                                                 -----------------------------------------------------------
                                                           NVEST, L.P.              NVEST COMPANIES, L.P.         NVEST, L.P.
                                                 -------------------------------  --------------------------  --------------------
                                                   1994       1995       1996       1997          1998          1997       1998
                                                 ---------  ---------  ---------  ---------  ---------------  ---------  ---------
                                                                                  (IN THOUSANDS)
BALANCE SHEET DATA
Intangible assets..............................  $ 149,123  $ 355,122  $ 527,765  $ 660,394     $ 636,583     $      --  $      --
                                                 ---------  ---------  ---------  ---------  ---------------  ---------  ---------
                                                 ---------  ---------  ---------  ---------  ---------------  ---------  ---------
Total assets...................................  $ 478,399  $ 520,873  $ 721,658  $ 944,568     $ 899,382     $  76,028  $  79,620
                                                 ---------  ---------  ---------  ---------  ---------------  ---------  ---------
                                                 ---------  ---------  ---------  ---------  ---------------  ---------  ---------
Notes payable-noncurrent.......................  $      --  $  80,919  $ 118,334  $ 271,667     $ 270,000     $      --  $      --
                                                 ---------  ---------  ---------  ---------  ---------------  ---------  ---------
                                                 ---------  ---------  ---------  ---------  ---------------  ---------  ---------
Deferred puchase consideration.................  $      --  $  41,000  $ 144,027  $      --     $      --     $      --  $      --
                                                 ---------  ---------  ---------  ---------  ---------------  ---------  ---------
                                                 ---------  ---------  ---------  ---------  ---------------  ---------  ---------
ASSETS UNDER MANAGEMENT
  (IN BILLIONS)................................  $     57B  $     77B  $    100B  $    125B     $    135B     $      --  $      --
                                                 ---------  ---------  ---------  ---------  ---------------  ---------  ---------
                                                 ---------  ---------  ---------  ---------  ---------------  ---------  ---------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    At year-end 1997, Nvest completed a restructuring (the "Restructuring") that included the transfer of its business, assets and liabilities to the Operating Partnership. As a result of the Restructuring, Nvest's sole asset consists of its economic interest in the Operating Partnership. Nvest records its investment in the Operating Partnership under the equity method of accounting based on its proportionate share of net income of the Operating Partnership. At December 31, 1998, Nvest owned approximately 6.5 million units, or approximately 15% of the economic interests in the Operating Partnership. As part of the Restructuring, Nvest elected to retain its partnership tax status in return for paying an annual 3.5% federal gross income tax on its proportionate share of the gross income of the Operating Partnership. For further information regarding the Restructuring, please refer to the discussion under Item 1, "Business--1997 Restructuring of the Partnership."

    As a result of the Restructuring, Management's Discussion and Analysis includes two sections. In the first section, the results of Nvest for the year ended December 31, 1998 are compared to pro forma results for the year ended December 31, 1997. The pro forma results for 1997 assume the Restructuring had occurred on January 1, 1997, to show comparative results under the equity method of accounting. In the second section, the results of the Operating Partnership for the year ended December 31, 1998 are compared to the results of Nvest for the year ended December 31, 1997, because the operations of the Operating Partnership prior to the Restructuring were those of Nvest. A discussion of the results of Nvest for the year ended December 31, 1998 compared to the year ended December 31, 1997 is not considered meaningful due to the accounting changes brought on by the Restructuring (equity method of accounting as compared to consolidated operating results) and therefore has not been included.

                              NVEST, L.P. (NVEST)

    Summary financial information of Nvest for the years ended December 31, 1997 and 1998 follows:

                                                                            1997        1998
                                                                          PRO FORMA    ACTUAL
                                                                         -----------  ---------
                                                                         (IN THOUSANDS, EXCEPT
                                                                             PER UNIT DATA)
Equity in earnings of the Operating Partnership........................   $  14,100   $  16,617
Gross income tax and other expenses, net...............................      (3,119)     (3,565)
                                                                         -----------  ---------
Net income.............................................................   $  10,981   $  13,052
                                                                         -----------  ---------
                                                                         -----------  ---------
Net income per unit--diluted...........................................   $    1.72   $    2.00
                                                                         -----------  ---------
                                                                         -----------  ---------
Regular distributions declared per unit................................   $    2.14   $    2.49
                                                                         -----------  ---------
                                                                         -----------  ---------

    Pro forma financial information for the year ended December 31, 1997 is presented to provide a basis of comparison to the results of Nvest for the year ended December 31, 1998, and gives effect to the Restructuring as if it occurred on January 1, 1997. Pro forma financial information includes Nvest's equity in earnings of the Operating Partnership as if it had been formed on January 1, 1997 and the 3.5% federal gross income tax was in effect. The pro forma financial information does not necessarily reflect the results of operations that would have been obtained had the Restructuring occurred on the assumed date, nor is the pro forma financial information necessarily indicative of the results of operations that may be achieved for any future period.

GENERAL

    Nvest derives its net income and cash available for distribution from its ownership of approximately 6.5 million units in the Operating Partnership (representing an approximate 15% interest). Each quarter Nvest distributes to its unitholders substantially all of the distributions received from the Operating Partnership after meeting its federal and state tax obligations along with some miscellaneous operating expenses (see Operating Partnership Distribution Policy, below). Nvest's major expense is the 3.5% federal gross income tax that is payable on Nvest's proportionate share of the Operating Partnership's gross income.

1998 DISTRIBUTIONS TO UNITHOLDERS

    In 1998 Nvest received distributions from the Operating Partnership totaling $3.05 per unit. Nvest in turn declared distributions of $2.49, with the $0.56 difference consisting primarily of the tax obligations discussed above. Changes in operating cash flow per unit at the Operating Partnership will directly impact the amount of future distributions at Nvest.

STATEMENT OF INCOME FOR 1998 COMPARED TO PRO FORMA 1997

    Net income of Nvest of $13.1 million or $2.00 per unit (diluted) for 1998 increased $2.1 million or $0.28 per unit (diluted) from pro forma net income of $11.0 million or $1.72 per unit (diluted) for 1997. The increase reflects higher equity in earnings of the Operating Partnership, partially offset by a proportionate increase in gross income tax and other expenses. The Operating Partnership has significant non-cash expenses which allow it, and therefore Nvest, to maintain a distribution level in excess of net income.

    Equity in earnings of the Operating Partnership of $16.6 million for 1998 increased $2.5 million from pro forma equity in earnings of $14.1 million for 1997. The increase reflects the higher net income of the Operating Partnership as Nvest's revenue is primarily derived from its equity interest in the Operating Partnership. A discussion of the financial condition and results of operations of the Operating Partnership follows.

    Gross income tax and other expenses of $3.6 million for 1998 increased $0.5 million from pro forma $3.1 million for 1997. Gross income tax and other expenses include a 3.5% tax on Nvest's proportionate share of the gross income of the Operating Partnership, as well as other miscellaneous expenses.

CAPITAL RESOURCES AND LIQUIDITY

    On December 31, 1998, Nvest had a distribution receivable from the Operating Partnership of $5.0 million representing the $0.77 per unit fourth quarter distribution declared by the Operating Partnership on December 17, 1998 and payable on February 16, 1999. At December 31, 1998, Nvest owned 6,516,000 units or approximately 15% of the Operating Partnership. For the fourth quarter of 1998, Nvest declared a quarterly distribution of $0.63 per unit payable to Nvest unitholders on February 16, 1999. The $0.14 differential between the distribution receivable from the Operating Partnership and the distribution declared by Nvest consists primarily of Nvest's tax obligations discussed above.

    The 1998 gross income tax is payable on or before March 15, 1999. Effective for tax years ended after 1998, the gross income tax is required to be paid in quarterly installments. To the extent there are temporary cash shortfalls due to the timing of tax payments and the receipt of quarterly distributions, short-term loans will be extended to Nvest by the Operating Partnership.

                           THE OPERATING PARTNERSHIP

    The following is an analysis of the financial condition and results of operations of the Operating Partnership for the year ended December 31, 1998 compared to the years ended December 31, 1996 and 1997. The operations of the Operating Partnership prior to the Restructuring were conducted by Nvest, L.P., and subsequent to the Restructuring, by Nvest Companies, L.P.

                                                                                                          NVEST
                                                                                 NVEST,      NVEST,    COMPANIES,
                                                                                  L.P.        L.P.        L.P.
                                                                                  1996        1997        1998
                                                                               ----------  ----------  -----------
                                                                                 (IN THOUSANDS, EXCEPT PER UNIT
                                                                                              DATA)
Revenues.....................................................................  $  392,651  $  561,469   $ 669,532
                                                                               ----------  ----------  -----------
Expenses:
  Restricted unit plan compensation..........................................       7,598       1,209       3,898
  Amortization of intangibles................................................      25,277      37,789      39,528
  Other expenses.............................................................     289,552     426,789     515,324
                                                                               ----------  ----------  -----------
                                                                                  322,427     465,787     558,750
                                                                               ----------  ----------  -----------
Net income...................................................................  $   70,224  $   95,682   $ 110,782
                                                                               ----------  ----------  -----------
                                                                               ----------  ----------  -----------
Operating cash flow (1)......................................................  $   98,111  $  134,680   $ 154,208
                                                                               ----------  ----------  -----------
                                                                               ----------  ----------  -----------
Operating cash flow per unit--diluted (1)....................................  $     2.33  $     3.07   $    3.42
                                                                               ----------  ----------  -----------
                                                                               ----------  ----------  -----------
Distributions declared per unit:
  Regular....................................................................  $     2.05  $     2.14   $    3.05
  Special....................................................................          --        0.55          --
                                                                               ----------  ----------  -----------
    Total....................................................................  $     2.05  $     2.69   $    3.05
                                                                               ----------  ----------  -----------
                                                                               ----------  ----------  -----------
Weighted average units outstanding--diluted..................................      42,076      43,881      45,074
                                                                               ----------  ----------  -----------
                                                                               ----------  ----------  -----------

------------------------

(1) Operating cash flow is defined as net income adjusted for amortization of intangibles, restricted unit plan compensation and non-recurring items. Operating cash flow per unit should not be construed as an alternative to net income per unit of Nvest, L.P. or as an alternative to cash flow from operating activities as reported in the Consolidated Statement of Cash Flows. Operating cash flow, as calculated above, may not be consistent with comparable computations by other companies.

GENERAL

    The Operating Partnership is an investment management firm with approximately $135 billion in assets under management at December 31, 1998. It operates through eleven investment management firms and six principal distribution and consulting firms to provide a wide array of investment styles and products to institutional, mutual fund and private client markets. The Operating Partnership's assets under management include equity securities, fixed income securities, money market funds and real estate.

    The Operating Partnership seeks to grow by expanding the investment management firms' capabilities, selectively pursuing the acquisition of investment management firms, increasing and focusing its marketing efforts, and selectively expanding its distribution channels. The Operating Partnership supports the firms' existing businesses and new initiatives that demonstrate substantial potential for growth in assets under management by allocating capital and other resources to those businesses and initiatives. In addition, the Operating Partnership and the investment management firms identify opportunities for joint marketing efforts, enhanced distribution of investment products (such as mutual funds) and operational efficiencies across the organization.

    The Operating Partnership's revenues derive primarily from management and advisory fees earned from services provided by the investment management firms. For institutional and private clients, fees are generally billed quarterly and are calculated as a percentage of actual assets under management at the beginning or end of the calendar quarter. For mutual fund clients, fees are billed monthly and are calculated as a percentage of the fund's average daily net assets. Any change in assets under management, which can result from market action, net client inflows or outflows, and acquisitions, has a major impact on revenues earned by the Operating Partnership.

    The Operating Partnership can earn additional management and advisory fee revenues as a result of performance fees and transaction fees. Such fees are generally earned at the end of the performance contract period or upon completion of specific transactions, sometimes resulting in periodic fluctuations of such revenues.

    In addition to management and advisory fees, the Operating Partnership earns other revenues related to services provided to mutual funds and other clients, distribution fees and sales fees.

DISTRIBUTION POLICY

    The Operating Partnership generally distributes to its unitholders operating cash flow not required for normal business operations and working capital needs, including support of its growth strategy and the repurchase of units. Operating cash flow is defined as net income adjusted for amortization of intangibles, restricted unit plan compensation and non-recurring items. In 1998, the Operating Partnership declared distributions of $3.05 per unit, compared to $2.14 per unit in regular distributions declared in 1997. The Operating Partnership paid out approximately 89 percent of its operating cash flow in distributions during 1998.

ASSETS UNDER MANAGEMENT

    Assets under management at December 31, follow:

                                                                          1996       1997       1998
                                                                        ---------  ---------  ---------
CLIENT TYPE (IN BILLIONS):
  Institutional.......................................................  $      66  $      80  $      87
  Mutual Funds........................................................         25         33         36
  Private Accounts and Other..........................................          9         12         12
                                                                        ---------  ---------  ---------
                                                                        $     100  $     125  $     135
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------
ASSET CLASS (PERCENTAGE):
  Equity..............................................................         42%        47%        45%
  Fixed Income........................................................         43         41         43
  Money Market........................................................          8          7          7
  Real Estate.........................................................          7          5          5
                                                                        ---------  ---------  ---------
                                                                              100%       100%       100%
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    At December 31, 1998, assets under management of $135 billion had increased $10 billion from $125 billion at December 31, 1997. In 1998, institutional fixed income and risk-adjusted equity products made the major contributions to the increase in assets under management. Net new business, including capital additions and reinvestments, was strong particularly in the first half of 1998, with more than $5 billion in net inflows from clients during the course of the year. The Operating Partnership achieved these results despite the volatility in the equity markets where a relatively few large capitalization growth stocks had a disproportionate impact on the S&P 500. The Operating Partnership has a greater weighting of equity assets in the value investment style across large, mid and small capitalization issues which have historically produced very competitive long-term returns but recently have resulted in the Operating Partnership's overall equity performance trailing the S&P 500. A continuing disparity in returns between value and large capitalization growth stocks in the future, should it occur, could negatively impact the Operating Partnership's ability to gather new equity assets under management.

STATEMENT OF INCOME FOR 1998 COMPARED TO 1997

    Net income of $110.8 million for 1998 increased $15.1 million from $95.7 million for 1997. The increase resulted from higher average assets under management and the resulting increase in revenues, somewhat tempered by increased investment in distribution and marketing initiatives.

    Management and advisory fees of $615.4 million for 1998 increased $99.8 million (or 19%) from total revenues of $515.6 million in 1997. The revenue increase was especially concentrated in the first half of 1998, coinciding with the Operating Partnership's higher average assets under management at that time as compared to 1997. Institutional and private account revenues (excluding acquisitions) increased $45 million in 1998 as compared to 1997, with growth particularly strong in the fixed income and risk adjusted equity products. Mutual fund revenues increased $41 million in 1998 as compared to 1997. This growth was generated primarily by asset increases in equity funds during the first half of 1998. For the full year, equity mutual funds had net client outflows of $1.2 billion, which was more than offset by $1.8 billion of inflows to money market funds and variable annuity products. Acquisitions completed in the second half of 1997 contributed an incremental $14 million to institutional and private account revenues in 1998.

    Other revenues and interest income of $54.1 million for 1998 increased $8.2 million from $45.9 million for 1997. The increase resulted primarily from client servicing fees, including trading commissions and transfer agency fees.

    Compensation and benefits of $330.9 million for 1998 increased $54.5 million from 1997 and consisted of 47% base compensation and 53% of variable compensation. The increase in variable compensation of $33 million resulted from subsidiary incentive payments based on profitability, investment portfolio performance, new business sales, and participation in the subsidiaries' growth in revenues and profits. Base compensation increased by $22 million as a result of annual salary increases, increased staffing, and, to a much lesser extent, $2 million of incremental expense from acquisitions completed in the second half of 1997.

    Restricted unit plan compensation of $3.9 million for 1998 increased $2.7 million from 1997 due to grants issued in the first quarter of 1998.

    Occupancy, equipment and systems expense of $32.0 million for 1998 increased $8.4 million from 1997 due to lease renewals, higher costs associated with expanded business activities and system initiatives.

    Interest expense of $21.5 million for 1998 increased $1.9 million from 1997, primarily reflecting a full year's interest on the $160 million of senior notes payable issued on April 1, 1997.

    Other expense of $117.5 million for 1998 increased $19.0 million from 1997 due primarily to higher general and administrative expenses associated with expanded business activities, including distribution and marketing initiatives.

    Income tax expense of $5.3 million for 1998 increased $3.4 million from 1997. The increase results from higher profits at the corporate subsidiaries in 1998.

STATEMENT OF INCOME FOR 1997 COMPARED TO 1996

    Net income of $95.7 million for 1997 increased $25.5 million from $70.2 million for 1996. The increase primarily reflected higher revenues due to increases in assets under management from both internal growth and acquisitions.

    Management and advisory fees of $515.6 million for 1997 increased $170.8 million (or 50%) from $344.8 million for 1996. The increase primarily reflected increases in assets under management from both acquisitions and internal growth. Additionally, the increase in equity assets under management, with higher investment management fees compared to fixed income assets, contributed to the growth in revenues. Acquisitions, completed in May and December of 1996 and January and July of 1997, represented $87 million of the total increase in management and advisory fees. Excluding acquisitions, management and advisory fees increased $84 million due to higher mutual fund revenues of $47 million and higher institutional and private account revenues of $37 million.

    Other revenues and interest income of $45.9 million for 1997 increased $3.0 million from $42.9 million for 1996. The increase results primarily from equity in earnings of an affiliate.

    A $5.0 million non-recurring gain on the partial sale of the Operating Partnership's interest in its affiliate, Capital Growth Management Limited Partnership ("CGM"), was realized during 1996, completing the agreement to reduce the Operating Partnership's ownership interest to 50%.

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

    Amortization of intangibles of $37.8 million for 1997 increased $12.5 million from 1996 due to acquisitions and a full year's amortization of the deferred purchase payment made in connection with the 1995 acquisition of Harris Associates.

    Occupancy, equipment and systems expense of $23.6 million for 1997 increased $6.2 million from 1996, of which $3.5 million was due to acquisitions.

    Interest expense of $19.6 million for 1997 increased $10.9 million from 1996 primarily reflecting the $160 million senior notes payable issued on April 1, 1997 and other short-term acquisition financing.

    Other expense of $98.5 million for 1997 increased $32.7 million from 1996. The increase results primarily from expanded business activities, including distribution and marketing initiatives, and acquisitions.

CAPITAL RESOURCES AND LIQUIDITY

    Operating cash flow not required for normal business operations and working capital needs, including support of the Operating Partnership's growth strategy and repurchase of units, is generally distributed to unitholders each quarter. Distributions to unitholders are typically declared during the last month of calendar quarters. The Operating Partnership has the ability to make distributions in excess of net income due to its non-cash amortization expense. On December 17, 1998, the Operating Partnership declared a distribution of $0.77 per unit compared to the $0.55 per unit regular distribution declared in the fourth quarter of 1997. For the year ended December 31, 1998, total distributions paid to unitholders were $137 million compared to $100.9 million for 1997. The Operating Partnership paid out approximately 89 percent of its operating cash flow in distributions during 1998.

    Senior notes of $110 million and $160 million due in January 2003 and April 2007, respectively, are expected to be refinanced at maturity. The interest rates of 6.54% and 7.15% on the $110 million and $160 million notes, respectively, are fixed rates.

    The Operating Partnership had lines of credit totaling $185 million which were unused at December 31, 1998.

    At December 31, 1998, the Operating Partnership had contingent payment obligations through 2000 resulting from completed acquisitions of up to $49 million. Payment depends upon attainment of certain revenue targets by the businesses acquired. Such obligations are not expected to have a material impact on capital resources.

YEAR 2000

    The statements in this section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

    The "Year 2000" issue refers to problems that may result from computer programs that were written using two digits rather than four to define the applicable calendar year. Any computer programs that have date-sensitive software or hardware may recognize a date using "00" as the year 1900 rather than the year 2000 or experience a variety of other date-related problems. Systems and programs that are not capable of handling Year 2000 date issues could result in system failures or miscalculations that could cause disruptions of operations, including, among other things, an inability to process transactions, send invoices, or engage in similar normal business activities.

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

    The Operating Partnership operates through separate, affiliated operating companies that provide investment management, distribution and consulting services. Each operating company has its own independent internal local access network (LAN) computer system. All of the operating companies lease their office space from third parties and certain of the operating companies conduct business through multiple locations in major cities. Although each operating company conducts business independently, many of the companies use similar third party software and have common relationships and dependencies with third party service providers.

    Management at each of the affiliated operating companies has responsibility for ensuring that Year 2000 issues are addressed at the individual firm. Each operating company has identified a Year 2000 project manager responsible for the company's Year 2000 compliance effort. In addition to existing technical and other personnel, certain of the operating companies have hired consultants to assist them in various aspects of the process of identifying, assessing, remediating and testing for their Year 2000 projects. The Operating Partnership provides coordination and assistance to the operating companies and has implemented regular meetings of the Year 2000 project managers at the operating companies to enable them to share information and ideas and develop and coordinate strategies. The Operating Partnership has also provided enhanced access to industry-sponsored programs and testing initiatives and other assistance to certain of the operating companies. Progress on Year 2000 initiatives is monitored by the audit committee of the board of directors of the managing general partner of the Operating Partnership and by the audit committees of each affiliated operating company.

    The Operating Partnership and its affiliated operating companies have identified three principal stages of their Year 2000 project management process:

    - ASSESSMENT, including identification and inventory of: information technology (IT) programs, systems and equipment; non-IT systems, principally in buildings and offices; and external relationships and dependencies with third parties. The assessment process includes a determination of whether the identified elements are Year 2000 compliant (including varying levels of testing for Year 2000 compliance) and, if necessary, the measures needed to be taken to make them compliant;

    - IMPLEMENTATION of repair, replacement and retirement projects necessary for programs and systems that are not Year 2000 compliant; and

    - TESTING of programs, systems, equipment and third party relationships and dependencies.

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

    IMPLEMENTATION. The operating companies have already begun implementing steps required for their Year 2000 projects, including repairing, replacing or modifying material programs and systems in order to be Year 2000 compliant. At certain operating companies, this process includes purchasing or developing new software systems that are Year 2000 compliant, and the acceleration of planned replacement of systems, such as portfolio accounting systems, in conjunction with achieving Year 2000 compliance. Most of these projects are expected to be completed by the end of the second quarter of 1999.

    TESTING. The operating companies are establishing testing schedules for different aspects of their operations. The scope of testing will vary from firm to firm depending on the nature of the firm's business and the need for testing. The testing process is expected to include generally each operating company's internal hardware and software systems and, in certain cases, participation in individual, point-to-point testing with critical third party service providers and in industry-wide testing. The companies began internal and external testing in the fourth quarter of last year and expect to complete a substantial portion of planned testing by the end of the first quarter of 1999. This process will also involve examining the results of testing of internal systems and external relationships and dependencies, as appropriate, and review of information regarding the status of Year 2000 compliance programs of third parties with which the firms have relationships and dependencies.

    The Operating Partnership and the affiliated operating companies anticipate that the aggregate cost of their efforts to achieve Year 2000 compliance will be between $10-15 million. These amounts represent the historical amounts spent and estimated future cost of purchasing replacement software and hardware, and modifying existing hardware and software for Year 2000 compliance. They include the cost of purchasing and implementing planned replacement of software (such as portfolio accounting software) that was accelerated, at least in part, due to Year 2000 issues. The estimated aggregate expense amount includes the cost of outside consultants engaged on Year 2000 issues, but does not include salary and benefit expense of technical or other operating personnel at the firms. Through December 31, 1998, approximately $8 million has been spent on Year 2000 compliance efforts. The cost of Year 2000 planning and implementation is paid out of operating cash flow. The Operating Partnership does not currently believe that such costs will, in the aggregate, cause the deferral of other material IT projects at the operating companies as a group. Year 2000 costs are expected to constitute approximately one-third of the aggregate IT budget of the companies as a group for 1998 and 1999. Management believes the cost of implementing the action plans for Year 2000 compliance will not materially adversely affect the operating results or financial condition of Nvest or the Operating Partnership.

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

    Notwithstanding the Year 2000 efforts undertaken and planned, one or more of the operating companies, and third parties with whom they have material relationships, may not achieve Year 2000 compliance in a timely manner. The Operating Partnership has not undertaken a comprehensive analysis of the operational problems (or the related costs, including potential lost revenues) that are reasonably likely to impact the Operating Partnership and its affiliated operating companies if this occurs. Given the different systems and business relationships of the operating companies, such an analysis on an aggregate basis for the Operating Partnership as a whole may not be practical in the short term. However, as a general matter, taking into account the level of effort undertaken to date and planned to be taken, the Operating Partnership believes that the most reasonably likely worst case scenario is that, notwithstanding the Year 2000 efforts of the Operating Partnership and the operating companies, one or more of the companies may experience difficulties in conducting all or a portion of normal business operations on behalf of clients for a period of time due to one or more mission-critical system failures. Such difficulties could arise out of Year 2000 problems experienced by one or more of the companies in their own IT systems (or in non-IT, embedded computer-controlled systems in buildings in which they operate), such as a temporary inability to process or track trades and other transactions on behalf of clients in a timely manner. Difficulties experienced by essential third party service providers could also hinder, or in some cases, prevent, the companies from conducting normal business operations. Due to the inherent uncertainty involved in evaluating at this time the extent to which such disruptions may occur despite the efforts to address Year 2000 problems or the extent to which such disruptions could affect normal business operations, Nvest is not able to estimate the amount of potential lost revenues or other losses that might result if such disruptions were in fact to occur. However, if normal business operations were materially disrupted, it could have a material adverse impact on the results of operations of the Operating Partnership and Nvest.

    The businesses of the operating companies of the Operating Partnership are substantially dependent upon their ability to execute securities transactions and track changes in client portfolios. If one or more of the operating companies experienced material difficulties due to Year 2000 issues, or if the third parties with which the operating companies do business experienced such difficulties, it could have a materially adverse effect on the results of operations and business of the Operating Partnership as a whole. This could, in turn, have a materially adverse effect on the results of operations of Nvest.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Neither Nvest nor the Operating Partnership were party to derivative financial instruments or derivative commodity instruments at or during the year ended December 31, 1998. The Operating Partnership's only significant financial instruments (as defined by Financial Accounting Standards Board Statement No.
107) are its fixed rate senior notes of $110 million and $160 million which are discussed above and in Note 6 of the Operating Partnership's December 31, 1998 Consolidated Financial Statements included herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                PAGE
                                                                                                                -----

FINANCIAL STATEMENTS OF NVEST, L.P. ("NVEST")

  Balance Sheet as of December 31, 1997 and 1998...........................................................          29

  Consolidated Statement of Income for the three years ended December 31, 1996, 1997 and 1998..............          30

  Consolidated Statement of Cash Flows for the three years ended December 31, 1996, 1997 and 1998..........          31

  Consolidated Statement of Changes in Partners' Capital for the three years ended December 31, 1996, 1997
    and 1998...............................................................................................          32

  Notes to Consolidated Financial Statements...............................................................          33

  Report of Independent Accountants........................................................................          39

FINANCIAL STATEMENTS OF THE OPERATING PARTNERSHIP
(NVEST, L.P. IN 1996 AND 1997 AND NVEST COMPANIES, L.P. IN 1998)

  Consolidated Balance Sheet as of December 31, 1997 and 1998..............................................          40

  Consolidated Statement of Income for the three years ended December 31, 1996, 1997 and 1998..............          41

  Consolidated Statement of Cash Flow for the three years ended December 31, 1996, 1997 and 1998...........          42

  Consolidated Statement of Changes in Partners' Capital for the three years ended December 31, 1996, 1997
    and 1998...............................................................................................          43

  Notes to Consolidated Financial Statements...............................................................          44

  Report of Independent Accountants........................................................................          55

                                  NVEST, L.P.
                                 BALANCE SHEET

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1997       1998
                                                                                              ---------  ---------
                                                                                                 (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................................................  $  --      $   2,772
  Distribution receivable from Nvest Companies, L.P.........................................      5,020      5,017
                                                                                              ---------  ---------
    Total current assets....................................................................      5,020      7,789

Investment in Nvest Companies, L.P. (Note 4)................................................     71,008     71,831
                                                                                              ---------  ---------
    Total assets............................................................................  $  76,028  $  79,620
                                                                                              ---------  ---------
                                                                                              ---------  ---------
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Distribution payable......................................................................  $   5,020  $   4,105
  Gross income tax payable and accrued expenses.............................................     --          3,622
                                                                                              ---------  ---------
    Total current liabilities...............................................................      5,020      7,727

Contingent liabilities (Note 7)

Partners' capital (6,275,000 units at December 31, 1997 and 6,516,000 units at December 31,
  1998).....................................................................................     71,008     71,893
                                                                                              ---------  ---------
    Total liabilities and partners' capital.................................................  $  76,028  $  79,620
                                                                                              ---------  ---------
                                                                                              ---------  ---------

          See Accompanying Notes to Consolidated Financial Statements.

                                  NVEST, L.P.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                            ---------------------------------
                                                                               1996        1997       1998
                                                                            ----------  ----------  ---------
                                                                             (IN THOUSANDS, EXCEPT PER UNIT
                                                                                          DATA)
REVENUES
  Equity in earnings of Nvest Companies, L.P..............................  $   --      $   --      $  16,617
  Management and advisory fees............................................     344,781     515,617     --
  Other revenues and interest income......................................      42,882      45,852         55
  Gain on partial sale of affiliate.......................................       4,988      --         --
                                                                            ----------  ----------  ---------
                                                                               392,651     561,469     16,672
                                                                            ----------  ----------  ---------
EXPENSES
  Compensation and benefits...............................................     189,986     276,414     --
  Restricted unit plan compensation.......................................       7,598       1,209     --
  Amortization of intangibles.............................................      25,277      37,789     --
  Depreciation and amortization...........................................       5,131       6,740     --
  Occupancy, equipment and systems........................................      17,461      23,629     --
  Interest expense........................................................       8,728      19,608     --
  Other, including gross income tax.......................................      65,789      98,487      3,620
                                                                            ----------  ----------  ---------
                                                                               319,970     463,876      3,620
                                                                            ----------  ----------  ---------

Income before income taxes................................................      72,681      97,593     13,052
  Income tax expense......................................................       2,457       1,911     --
                                                                            ----------  ----------  ---------
Net income................................................................  $   70,224  $   95,682  $  13,052
                                                                            ----------  ----------  ---------
                                                                            ----------  ----------  ---------
Net income per unit (Note 3):
  Basic...................................................................  $     1.96  $     2.22  $    2.02
                                                                            ----------  ----------  ---------
                                                                            ----------  ----------  ---------
  Diluted.................................................................  $     1.85  $     2.21  $    2.00
                                                                            ----------  ----------  ---------
                                                                            ----------  ----------  ---------
Weighted average units outstanding--diluted (Note 3)......................      42,076      43,881      6,963
                                                                            ----------  ----------  ---------
                                                                            ----------  ----------  ---------

          See Accompanying Notes to Consolidated Financial Statements.

                                  NVEST, L.P.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                           -----------------------------------
                                                                             1996         1997         1998
                                                                           ---------  -------------  ---------
                                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................................  $  70,224    $  95,682    $  13,052
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of intangibles..........................................     25,277       37,789       --
    Restricted unit plan compensation....................................      7,598        1,209       --
    Gain on partial sale of affiliate....................................     (4,988)      --           --
                                                                           ---------  -------------  ---------
      Subtotal...........................................................     98,111      134,680       13,052
    Equity in earnings of partnerships...................................    (11,252)     (13,043)     (16,617)
    Distributions received from partnerships.............................     10,521       11,923       19,765
    Depreciation and amortization........................................      5,131        6,740       --
    Increase in receivables and other assets.............................     (7,665)     (20,308)      --
    Increase in accounts payable and other liabilities...................     22,587       19,436        3,622
                                                                           ---------  -------------  ---------
  Net cash provided by operating activities..............................    117,433      139,428       19,822
                                                                           ---------  -------------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of units of Nvest Companies, L.P.--exercised options and
    other................................................................     --           --           (2,870)
  Proceeds from sale of units of Nvest Companies, L.P....................     --           --            2,205
  Capital expenditures...................................................     (5,748)     (12,839)      --
  (Increase) decrease in investment securities...........................      5,938      (19,487)      --
  Proceeds from partial sale of affiliate................................      4,988       --           --
  Acquisition payments, net of cash acquired.............................    (61,018)     (58,581)      --
                                                                           ---------  -------------  ---------
  Net cash used in investing activities..................................    (55,840)     (90,907)        (665)
                                                                           ---------  -------------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions paid to unitholders......................................    (75,145)    (100,869)     (17,050)
  Proceeds from issuance of units--exercised options and other...........     --              272        2,870
  Payment for retirement of units........................................     --           --           (2,205)
  Proceeds from notes payable............................................    110,000      175,500       --
  Repayment of notes payable.............................................    (80,919)      (1,717)      --
  Payment of deferred purchase consideration.............................     --          (79,635)      --
                                                                           ---------  -------------  ---------
  Net cash used in financing activities..................................    (46,064)      (6,449)     (16,385)
                                                                           ---------  -------------  ---------
Net increase in cash and cash equivalents before cash transferred to
  Nvest Companies, L.P...................................................     15,529       42,072        2,772
Cash transferred to Nvest Companies, L.P. ...............................     --          (91,986)      --
                                                                           ---------  -------------  ---------
  Net increase (decrease) in cash and cash equivalents...................     15,529      (49,914)       2,772
Cash and cash equivalents, beginning of period...........................     34,385       49,914       --
                                                                           ---------  -------------  ---------
Cash and cash equivalents, end of period.................................  $  49,914    $  --        $   2,772
                                                                           ---------  -------------  ---------
                                                                           ---------  -------------  ---------
Cash paid during the period for interest.................................  $   6,937    $  16,240    $  --
                                                                           ---------  -------------  ---------
                                                                           ---------  -------------  ---------
Cash paid during the period for income taxes.............................  $   2,873    $   3,971    $  --
                                                                           ---------  -------------  ---------
                                                                           ---------  -------------  ---------
Supplemental disclosure of non-cash transactions:
  Increase in intangible assets..........................................  $ 137,750    $ 112,936    $  --
  Increase in notes payable..............................................     10,000       22,650       --
  Increase (decrease) in deferred purchase consideration.................    103,027      (64,489)      --
  Increase in partners' capital..........................................     20,473      152,156       --
  Transfer of partners' capital (to) from Nvest Companies, L.P...........     --         (390,250)       3,303

          See Accompanying Notes to Consolidated Financial Statements.

                                  NVEST, L.P.
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                                                                   TOTAL
                                                                                 PARTNERS'     LIMITED      GENERAL
                                                                                  CAPITAL     PARTNERS      PARTNER
                                                                                -----------  -----------  -----------
                                                                                           (IN THOUSANDS)
Balance at December 31, 1995 (37,286,000 Limited Partner units and 110,000
  General Partner units)......................................................  $   309,023  $   308,288   $     735
    Net income................................................................       70,224       69,997         227
    Distributions declared....................................................      (77,279)     (77,054)       (225)
    Units issued..............................................................       20,608       20,608      --
    Units retired.............................................................       (1,910)      (1,910)     --
    Restricted unit plan compensation.........................................        7,598        7,598      --
                                                                                -----------  -----------       -----
Balance at December 31, 1996 (38,082,000 Limited Partner units and 110,000
  General Partner units)......................................................      328,264      327,527         737
    Net income................................................................       95,682       95,435         247
    Distributions declared....................................................     (116,324)    (116,028)       (296)
    Units issued..............................................................      152,427      152,427      --
    Restricted unit plan compensation.........................................        1,209        1,209      --
    Transfer of partners' capital to Nvest
    Companies, L.P............................................................     (390,250)    (390,250)     --
                                                                                -----------  -----------       -----
Balance at December 31, 1997 (6,165,000 Limited Partner units and 110,000
  General Partner units)......................................................       71,008       70,320         688
    Net income................................................................       13,052       12,846         206
    Distributions declared....................................................      (16,135)     (15,861)       (274)
    Units issued--exercised options and other.................................        2,870        2,870      --
    Units retired.............................................................       (2,205)      (2,205)     --
    Transfer of partners' capital from Nvest Companies, L.P...................        3,303        3,303      --
                                                                                -----------  -----------       -----
Balance at December 31, 1998 (6,406,000 Limited Partner units and 110,000
  General Partner units)......................................................  $    71,893  $    71,273   $     620
                                                                                -----------  -----------       -----
                                                                                -----------  -----------       -----

          See Accompanying Notes to Consolidated Financial Statements.

                                  NVEST, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION

    Nvest, L.P. ("Nvest"), formerly named New England Investment Companies, L.P., is a publicly traded limited partnership listed on the New York Stock Exchange. Effective with a restructuring completed on December 31, 1997 (the "Restructuring"), Nvest's business currently is to engage in the investment advisory business by acting as advising general partner of Nvest Companies, L.P. (the "Operating Partnership"), formerly named NEIC Operating Partnership, L.P. The Operating Partnership operates through investment management firms that offer a broad array of investment management products and styles across a wide range of asset categories to institutions, mutual funds and private clients. Nvest's primary asset at December 31, 1998 was 6,516,248 units of the Operating Partnership, representing a general partner's interest in the Operating Partnership. Nvest's financial statements should be read in conjunction with the Consolidated Financial Statements of the Operating Partnership.

    Pursuant to the Restructuring, Nvest elected to extend its grandfathered partnership tax status for 1998 and following periods, which requires it to pay an annual 3.5% federal gross income tax. At year-end 1997, Nvest contributed all of its assets and liabilities to the Operating Partnership in exchange for units representing a general partner's interest in the Operating Partnership. Following this transaction, certain limited partners of Nvest exchanged their partnership units for limited partner units of the Operating Partnership.

    As a result of the Restructuring, Nvest receives distributions from the Operating Partnership and pays a 3.5% federal gross income tax on its proportionate share of the gross income of the Operating Partnership. If Nvest fails to qualify for or revokes such election, or decides in the future not to pay the 3.5% federal gross income tax, it would become subject to the regular federal corporate income tax. Nvest expects to distribute to its unitholders substantially all of the distributions received from the Operating Partnership after accruing the 3.5% federal gross income tax, any state tax, and any other miscellaneous expenses.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION. The 1996 and 1997 financial statements of Nvest include the accounts of its wholly-owned subsidiaries prior to the Restructuring (see Note 1). All material intercompany accounts and transactions have been eliminated in consolidation.

    CASH EQUIVALENTS. Under a demand note agreement, Nvest deposits excess funds with the Operating Partnership at money market rates. At December 31, 1998 the note balance was $2,770,000 and was included in cash and cash equivalents as it is callable on demand.

    EQUITY METHOD OF ACCOUNTING. Subsequent to the Restructuring, Nvest records its investment in the Operating Partnership using the equity method of accounting. Revenue is recorded based on Nvest's proportionate share of net income of the Operating Partnership, after adjusting for restricted unit plan compensation (which is fully allocated to certain limited partners of the Operating Partnership), with a corresponding increase in its investment in the Operating Partnership. Distributions from the Operating Partnership reduce Nvest's investment in the Operating Partnership.

    GROSS INCOME TAX. Effective January 1, 1998, a 3.5% federal gross income tax is incurred on Nvest's proportionate share of the gross income of the Operating Partnership and any of its subsidiary partnerships.

                                  NVEST, L.P.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent liabilities reported in the accompanying financial statements.

    SEGMENT DATA. Effective January 1, 1998, Nvest adopted Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments on an Enterprise and Related Information" (FAS 131). Based on the criteria established in FAS 131, management has determined that Nvest has one operating segment which is domiciled in the United States of America that offers a broad array of investment management products and styles to institutions, mutual funds and private clients.

    RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedge Activities" (FAS 133) which establishes accounting and reporting standards for derivative instruments and is effective in 1999. Management does not believe the impact of FAS 133 adoption will be material to Nvest's financial position or results of operations.

    RECLASSIFICATIONS. Certain amounts in prior period financial statements have been reclassified to conform with the 1998 presentation.

NOTE 3-- NET INCOME PER UNIT

    The calculation of basic and diluted net income per unit and weighted average units out standing at December 31 follows:

                                                                                     1996       1997       1998
                                                                                   ---------  ---------  ---------
                                                                                   (IN THOUSANDS, EXCEPT PER UNIT
                                                                                                DATA)
Net income.......................................................................  $  70,224  $  95,682  $  13,052
  Add restricted unit plan compensation..........................................      7,598      1,209     --
                                                                                   ---------  ---------  ---------
Net income--for basic calculation................................................     77,822     96,891     13,052
  Additional equity in earnings of the Operating Partnership net of gross income
    tax and other expenses related to incremental units assumed outstanding......     --         --            860
                                                                                   ---------  ---------  ---------
Net income--for diluted calculation..............................................  $  77,822  $  96,891  $  13,912
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Weighted average units outstanding:
  Actual.........................................................................     37,692     43,732      6,456
    Assumed outstanding for deferred purchase consideration......................      1,941     --         --
                                                                                   ---------  ---------  ---------
  Basic..........................................................................     39,633     43,732      6,456
    Assumed outstanding for deferred purchase consideration......................      2,443     --         --
    Incremental units assumed outstanding from exercise of
      unit options...............................................................     --            149        507
                                                                                   ---------  ---------  ---------
  Diluted........................................................................     42,076     43,881      6,963
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Net income per unit:
  Basic..........................................................................  $    1.96  $    2.22  $    2.02
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
  Diluted........................................................................  $    1.85  $    2.21  $    2.00
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                                  NVEST, L.P.

NOTE 4--INVESTMENT IN THE OPERATING PARTNERSHIP

    Investment activity in the Operating Partnership for the year ended December 31, 1998 follows (in thousands):

Initial investment in the Operating Partnership at December 31,
1997...............................................................  $  71,008
  Investment from exercise of options and other unit issuances.....      2,870
  Investment from unit exchanges (Note 8)..........................      3,303
  Sale of units of the Operating Partnership (Note 9)..............     (2,205)
  Equity in earnings of the Operating Partnership..................     16,617
  Distributions declared by the Operating Partnership..............    (19,762)
                                                                     ---------
Investment in the Operating Partnership at December 31, 1998.......  $  71,831
                                                                     ---------
                                                                     ---------

NOTE 5--TAX CONSIDERATION FOR PUBLIC UNITHOLDERS (UNAUDITED)

    As a result of the Omnibus Budget Reconciliation Act of 1993 and a special tax election which Nvest has made, units purchased in the open market after August 10, 1993 are allocated a substantial portion of the purchase price of the units as amortization over a fifteen year period. These amortization deductions decrease the unitholder's tax basis and will be recaptured as ordinary income upon a taxable disposition of the units. The following example of this benefit assumes an individual purchased units during December 1997 and held them through December 31, 1998. This unitholder would have a convention purchase price of $27.94 per unit, of which $24.02 is allocated to Internal Revenue Code Section 197 assets. The estimated tax benefit of these amortization deductions for the year ended December 31, 1998 follows:

                                                                                             PER
                                                                                            UNIT
                                                                                          ---------
Total distributions declared for calendar year 1998..........................             $    2.49
Allocation of estimated taxable income prior to tax amortization of the
  purchase price.............................................................  $    3.22
Less estimated tax amortization allocation of the purchase
  price ( 1/15 OF $24.02)....................................................      (1.60)
                                                                               ---------
  Net taxable income.........................................................  $    1.62
Estimated income tax (ASSUMED 40% PERSONAL INCOME TAX RATE)..................                  (.65)
                                                                                          ---------
  Total distributions declared for calendar year 1998, net of income taxes...             $    1.84
                                                                                          ---------
                                                                                          ---------

    1998 distributions declared of $2.49 exceed taxable income of $1.62 by $0.87. The $0.87 differential is not subject to tax in 1998 but decreases a unitholder's tax basis by a like amount.

    The estimated tax basis of unitholders purchasing units in December 1997 follows:

                                                                                          PER
                                                                                         UNIT
                                                                                       ---------
Tax basis at December 31, 1997 (ASSUMED CONVENTION PURCHASE PRICE)...................  $   27.94
Add 1998 net taxable income (SEE ABOVE)..............................................       1.62
Less non-deductible expenses, principally the gross income tax.......................       (.55)
Less 1998 total distributions declared...............................................      (2.49)
                                                                                       ---------
  Tax basis at December 31, 1998.....................................................  $   26.52
                                                                                       ---------
                                                                                       ---------

                                  NVEST, L.P.

NOTE 5--TAX CONSIDERATION FOR PUBLIC UNITHOLDERS (UNAUDITED) (CONTINUED)
    Each year, a Schedule K-1 is sent to each unitholder identifying the holder's amortization tax benefit, if applicable. Under federal tax law, unitholders are required to pay tax on their allocable share of Nvest's income regardless of the amount of distributions made by Nvest. As individual tax situations may vary, holders and prospective purchasers of units are urged to consult their tax advisors.

NOTE 6--GROSS INCOME TAX EXPENSE

    As described in Note 1, Nvest elected to extend its grandfathered partnership tax status for 1998 and following periods upon payment of a 3.5% federal gross income tax on its proportionate share of the Operating Partnership's gross income. The 1998 gross income tax of $3.4 million is payable on or before April 15, 1999. Effective for tax years ended after 1998 the gross income tax is required to be paid in quarterly installments.

NOTE 7--CONTINGENT LIABILITIES

    On June 7, 1996, the California Ironworkers Field Pension Trust, and several related trusts (the "Trusts"), filed suit against the Operating Partnership's subsidiary, Loomis, Sayles & Company, L.P. ("Loomis Sayles") in the U.S. District Court for the Central District of California (Western Division) alleging violation of investment guidelines and breach of fiduciary duty under ERISA with respect to the purchase of certain securities for the account of the Trusts. The suit seeks money damages in excess of $20 million representing lost principal, together with amounts representing loss of investment income. On March 3, 1997, the Court granted the motion of Loomis Sayles to dismiss certain of the causes of action of the plaintiff and to strike the plaintiff's request for punitive damages. Loomis Sayles believes that it has meritorious defenses and has contested both allegations of liability and damages at the trial, which was completed in the summer of 1998. A decision is expected soon. Management believes that resolution of this matter will not have a material adverse effect on Nvest's or the Operating Partnership's results of operations or financial condition.

    The business units of the Operating Partnership are from time to time subject to other legal proceedings and claims which arise in the ordinary course of their business. In the opinion of management, the amount of any ultimate liability with respect to currently pending actions will not materially adversely affect the results of operations or financial condition of Nvest.

NOTE 8--EXCHANGE OF NVEST COMPANIES, L.P. UNITS FOR NVEST, L.P. UNITS

    Each quarter, Nvest provides holders of Operating Partnership units a limited opportunity to exchange their units for Nvest, L.P. units at historical book value, subject to applicable requirements intended to ensure that the Operating Partnership remains a private partnership. During 1998, 228,723 Operating Partnership units were exchanged for an equal number of Nvest, L.P. units and Nvest received 228,723 units of the Operating Partnership. On January 4, 1999, 25,000 Operating Partnership units were exchanged for an equal number of Nvest, L.P. units and Nvest received 25,000 units of the Operating Partnership.

    In addition, consistent with federal tax law, the partnership agreement of the Operating Partnership generally permits holders of units to exchange a "block" of units at any time. A "block" for this purpose is at least equal to two percent of the outstanding units of the Operating Partnership, reduced by the units

                                  NVEST, L.P.

NOTE 8--EXCHANGE OF NVEST COMPANIES, L.P. UNITS FOR NVEST, L.P. UNITS (CONTINUED) held by certain parties that are deemed to be affiliated with the Operating Partnership, including units held by Nvest, L.P. A "block" for this purpose is currently approximately 340,000 units.

NOTE 9--UNIT REPURCHASE PLAN

    On September 15, 1998, the Board of Directors of the general partner of Nvest and the Operating Partnership approved a plan to repurchase up to one million limited partnership units of the partnerships. The repurchase plan authorizes the purchase of units over a twelve-month period in either the open market or privately negotiated transactions. In the case of purchases of Nvest, L.P. units, the Operating Partnership has made and is expected to continue to make a corresponding purchase at the same cost of Operating Partnership units from Nvest, L.P. The timing and amount of the unit purchases will be determined at management's discretion. Repurchased units are retired on trade date at cost. Through December 31, 1998, Nvest had repurchased 80,062 units at a cost of $2,205,000.

NOTE 10--EQUITY INCENTIVE PLANS

    As discussed in Note 8 of the Operating Partnership's consolidated financial statements, the Operating Partnership has two equity incentive plans. Under these plans, options on Nvest L.P. units are granted to employees of the Operating Partnership. Upon exercise of the options, the Operating Partnership purchases Nvest, L.P. units at the current market price and Nvest, L.P., in turn, purchases a corresponding amount of units from the Operating Partnership. At December 31, 1998, 4,571,722 options were outstanding, of which 196,820 were exercisable. During the year ended December 31, 1998, 83,967 options were exercised. Equity based compensation is accounted for under the intrinsic value method and, as such, no compensation expense has been recognized in the financial statements of the Operating Partnership. If the fair value method had been used, the pro forma net income of Nvest would have been $70,129,000 (or $1.85 per unit--diluted), $95,132,000 (or $2.20 per unit--diluted) and $12,767,000 (or $1.95 per unit-- diluted) for the years ended December 31, 1996, 1997 and 1998, respectively.

                                  NVEST, L.P.

NOTE 11--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                             1998
                                                                          ------------------------------------------
                                                                            FIRST     SECOND      THIRD     FOURTH
                                                                           QUARTER    QUARTER    QUARTER    QUARTER
                                                                          ---------  ---------  ---------  ---------
                                                                             (IN THOUSANDS, EXCEPT PER UNIT DATA)
Revenues
  Equity in earnings of Nvest Companies, L.P............................  $   3,964  $   4,214  $   4,240  $   4,199
  Interest income.......................................................     --              5         20         30
                                                                          ---------  ---------  ---------  ---------
                                                                              3,964      4,219      4,260      4,229
Gross income tax and other expenses.....................................        881        874        950        915
                                                                          ---------  ---------  ---------  ---------
Net income..............................................................  $   3,083  $   3,345  $   3,310  $   3,314
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------
Net income per unit:
  Basic.................................................................  $    0.49  $    0.52  $    0.51  $    0.51
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------
  Diluted...............................................................  $    0.48  $    0.51  $    0.50  $    0.51
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------
Distributions declared per unit.........................................  $    0.60  $    0.63  $    0.63  $    0.63
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------
Weighted average units outstanding--diluted.............................      7,017      7,242      6,873      6,720
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------

                                                                                             1997
                                                                          ------------------------------------------
                                                                            FIRST     SECOND      THIRD     FOURTH
                                                                           QUARTER    QUARTER    QUARTER    QUARTER
                                                                          ---------  ---------  ---------  ---------
                                                                             (IN THOUSANDS, EXCEPT PER UNIT DATA)

Revenues................................................................  $ 126,797  $ 127,202  $ 146,862  $ 160,608
                                                                          ---------  ---------  ---------  ---------
Expenses
  Compensation and benefits.............................................     64,999     62,190     69,672     79,553
  Other expenses........................................................     40,230     42,392     50,183     54,657
                                                                          ---------  ---------  ---------  ---------
                                                                            105,229    104,582    119,855    134,210
                                                                          ---------  ---------  ---------  ---------
Income before income taxes..............................................     21,568     22,620     27,007     26,398
Income tax expense......................................................      1,215      1,111        247       (662)
                                                                          ---------  ---------  ---------  ---------
Net income..............................................................  $  20,353  $  21,509  $  26,760  $  27,060
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------
Net income per unit:
  Basic.................................................................  $    0.48  $    0.50  $    0.61  $    0.63
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------
  Diluted...............................................................  $    0.48  $    0.50  $    0.61  $    0.62
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------
Distributions declared per unit:
  Regular...............................................................  $    0.53  $    0.53  $    0.53  $    0.55
  Special...............................................................       0.05       0.08       0.17       0.25
                                                                          ---------  ---------  ---------  ---------
    Total...............................................................  $    0.58  $    0.61  $    0.70  $    0.80
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------
Weighted average units outstanding--diluted.............................     43,087     43,088     44,479     44,867
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of Nvest, L.P.

    In our opinion, the financial statements of Nvest, L.P. ("Nvest") listed in the index on page 28 of this Form 10-K present fairly, in all material respects, the financial position of Nvest at December 31, 1998 and 1997, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Nvest's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Boston, Massachusetts

January 29, 1999

                           THE OPERATING PARTNERSHIP*

                           CONSOLIDATED BALANCE SHEET

                                                                                       AT DECEMBER 31,
                                                                                    ----------------------
                                                                                       1997        1998
                                                                                    ----------  ----------
                                                                                        (IN THOUSANDS)
ASSETS
Current assets:
    Cash and cash equivalents.....................................................  $   91,986  $   52,135
    Management and advisory fees receivable.......................................      90,796      98,914
    Investment securities.........................................................       5,130      18,715
    Other.........................................................................       6,145       7,057
                                                                                    ----------  ----------
        Total current assets......................................................     194,057     176,821
Intangible assets:
    Investment advisory contracts.................................................     534,848     505,292
    Goodwill......................................................................     125,546     131,291
Fixed assets......................................................................      26,434      34,708
Other assets......................................................................      63,683      51,270
                                                                                    ----------  ----------
        Total assets..............................................................  $  944,568  $  899,382
                                                                                    ----------  ----------
                                                                                    ----------  ----------

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
    Accounts payable and accrued expenses.........................................  $  109,776  $  124,317
    Distribution payable..........................................................      35,539      34,439
    Notes payable.................................................................      44,767       4,437
                                                                                    ----------  ----------
        Total current liabilities.................................................     190,082     163,193

Deferred compensation, benefits and other.........................................      21,561      19,307
Notes payable.....................................................................     271,667     270,000
                                                                                    ----------  ----------
        Total liabilities.........................................................     483,310     452,500
Contingent liabilities (Note 7)

Partners' capital (44,467,000 units at December 31, 1997 and 44,726,000 units at
  December 31, 1998)..............................................................     461,258     446,882
                                                                                    ----------  ----------
        Total liabilities and partners' capital...................................  $  944,568  $  899,382
                                                                                    ----------  ----------
                                                                                    ----------  ----------

------------------------

* As discussed in Note 1, the financial information above reflects the operations of Nvest Companies, L.P. effective with the Restructuring completed on December 31, 1997.

          See Accompanying Notes to Consolidated Financial Statements.

                           THE OPERATING PARTNERSHIP*
                        CONSOLIDATED STATEMENT OF INCOME

                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                           ---------------------------------------
                                                                             NVEST,      NVEST,         NVEST
                                                                              L.P.        L.P.     COMPANIES, L.P.
                                                                              1996        1997          1998
                                                                           ----------  ----------  ---------------
                                                                                       (IN THOUSANDS)
REVENUES
  Management and advisory fees...........................................  $  344,781  $  515,617    $   615,422
  Other revenues and interest income.....................................      42,882      45,852         54,110
  Gain on partial sale of affiliate......................................       4,988      --            --
                                                                           ----------  ----------  ---------------
                                                                              392,651     561,469        669,532
                                                                           ----------  ----------  ---------------
EXPENSES
  Compensation and benefits..............................................     189,986     276,414        330,923
  Restricted unit plan compensation......................................       7,598       1,209          3,898
  Amortization of intangibles............................................      25,277      37,789         39,528
  Depreciation and amortization..........................................       5,131       6,740          8,127
  Occupancy, equipment and systems.......................................      17,461      23,629         32,023
  Interest expense.......................................................       8,728      19,608         21,516
  Other..................................................................      65,789      98,487        117,472
                                                                           ----------  ----------  ---------------
                                                                              319,970     463,876        553,487
                                                                           ----------  ----------  ---------------
Income before income taxes...............................................      72,681      97,593        116,045
  Income tax expense.....................................................       2,457       1,911          5,263
                                                                           ----------  ----------  ---------------
Net income...............................................................  $   70,224  $   95,682    $   110,782
                                                                           ----------  ----------  ---------------
                                                                           ----------  ----------  ---------------

------------------------

* As discussed in Note 1, the financial information above reflects the operations of Nvest, L.P. prior to the Restructuring completed on December 31, 1997 and Nvest Companies, L.P. thereafter.

          See Accompanying Notes to Consolidated Financial Statements.

                           THE OPERATING PARTNERSHIP*

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                         -----------------------------------------
                                                                           NVEST,       NVEST,          NVEST
                                                                            L.P.         L.P.      COMPANIES, L.P.
                                                                            1996         1997           1998
                                                                         -----------  -----------  ---------------
                                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...........................................................  $    70,224  $    95,682   $     110,782
  Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization of intangibles......................................       25,277       37,789          39,528
      Restricted unit plan compensation................................        7,598        1,209           3,898
      Gain on partial sale of affiliate................................       (4,988)     --             --
                                                                         -----------  -----------  ---------------
          Subtotal.....................................................       98,111      134,680         154,208
      Depreciation and amortization....................................        5,131        6,740           8,127
      Equity in earnings of partnerships...............................      (11,252)     (13,043)        (13,684)
      Distributions received from partnerships.........................       10,521       11,923          14,588
      Increase in receivables and other assets.........................       (7,665)     (20,308)        (14,248)
      Increase in accounts payable and other liabilities...............       22,587       19,436          15,487
                                                                         -----------  -----------  ---------------
  Net cash provided by operating activities............................      117,433      139,428         164,478
                                                                         -----------  -----------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.................................................       (5,748)     (12,839)        (16,401)
  (Increase) decrease in investment securities.........................        5,938      (19,487)          3,199
  Proceeds from partial sale of affiliate..............................        4,988      --             --
  Acquisition payments, net of cash acquired...........................      (61,018)     (58,581)        (11,667)
                                                                         -----------  -----------  ---------------
  Net cash used in investing activities................................      (55,840)     (90,907)        (24,869)
                                                                         -----------  -----------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions paid to unitholders....................................      (75,145)    (100,869)       (137,047)
  Proceeds from issuance of units--exercised options...................      --               272           1,789
  Payment for retirement of units......................................      --           --               (2,205)
  Proceeds from notes payable..........................................      110,000      175,500           2,770
  Repayment of notes payable...........................................      (80,919)      (1,717)        (44,767)
  Payment of deferred purchase consideration...........................      --           (79,635)       --
                                                                         -----------  -----------  ---------------
  Net cash used in financing activities................................      (46,064)      (6,449)       (179,460)
                                                                         -----------  -----------  ---------------
  Net increase (decrease) in cash and cash equivalents.................       15,529       42,072         (39,851)
Cash and cash equivalents, beginning of period.........................       34,385       49,914          91,986
                                                                         -----------  -----------  ---------------
Cash and cash equivalents, end of period...............................  $    49,914  $    91,986   $      52,135
                                                                         -----------  -----------  ---------------
                                                                         -----------  -----------  ---------------
Cash paid during the period for interest...............................  $     6,937  $    16,240   $      21,594
                                                                         -----------  -----------  ---------------
                                                                         -----------  -----------  ---------------
Cash paid during the period for income taxes...........................  $     2,873  $     3,971   $       2,055
                                                                         -----------  -----------  ---------------
                                                                         -----------  -----------  ---------------
Supplemental disclosure of non-cash transactions:
  Increase in intangible assets........................................  $   137,750  $   112,936   $      11,344
  Increase in notes payable............................................       10,000       22,650        --
  Increase (decrease) in deferred purchase consideration...............      103,027      (64,489)       --
  Increase in partners' capital........................................       20,473      152,156           7,250
  Transfer of partners' capital to Nvest Companies, L.P................      --           390,250        --

------------------------

* As discussed in Note 1, the financial information above reflects the operations of Nvest, L.P. prior to the Restructuring completed on December 31, 1997 and Nvest Companies, L.P. thereafter.

          See Accompanying Notes to Consolidated Financial Statements.

                          THE OPERATING PARTNERSHIP *

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                                                              TOTAL
                                                                            PARTNERS'      LIMITED      GENERAL
                                                                             CAPITAL      PARTNERS      PARTNERS
                                                                           -----------  -------------  ----------
                                                                                       (IN THOUSANDS)
Balance at December 31, 1995 (37,286,000 Limited Partner units and
  110,000 General Partner units).........................................  $   309,023   $   308,288   $      735
    Net income...........................................................       70,224        69,997          227
    Distributions declared...............................................      (77,279)      (77,054)        (225)
    Units issued.........................................................       20,608        20,608           --
    Units retired........................................................       (1,910)       (1,910)          --
    Restricted unit plan compensation....................................        7,598         7,598           --
                                                                           -----------  -------------  ----------
Balance at December 31, 1996 (38,082,000 Limited Partner units and
  110,000 General Partner units).........................................      328,264       327,527          737
    Net income...........................................................       95,682        95,435          247
    Distributions declared...............................................     (116,324)     (116,028)        (296)
    Units issued.........................................................      152,427       152,427           --
    Restricted unit plan compensation....................................        1,209         1,209           --
    Restructuring of Nvest, L.P. (Note 1)................................           --       (70,320)      70,320
                                                                           -----------  -------------  ----------
Balance at December 31, 1997 (38,192,000 Limited Partner units and
  6,275,000 General Partner units).......................................      461,258       390,250       71,008
    Net income...........................................................      110,782        94,165       16,617
    Distributions declared...............................................     (135,947)     (116,185)     (19,762)
    Units issued--exercised options and other............................        2,096            57        2,039
    Units issued--acquisitions...........................................        7,000         7,000           --
    Units retired........................................................       (2,205)           --       (2,205)
    Restricted unit plan compensation....................................        3,898         3,898           --
    Unit exchanges.......................................................           --        (3,303)       3,303
                                                                           -----------  -------------  ----------
Balance at December 31, 1998 (38,210,000 Limited Partner units and
  6,516,000 General Partner units).......................................  $   446,882   $   375,882   $   71,000
                                                                           -----------  -------------  ----------
                                                                           -----------  -------------  ----------

------------------------

* As discussed in Note 1, the financial information above reflects the operations of Nvest, L.P. prior to the Restructuring completed on December 31, 1997 and Nvest Companies, L.P. thereafter.

          See Accompanying Notes to Consolidated Financial Statements.

                           THE OPERATING PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION

    Nvest Companies, L.P. ("the Operating Partnership"), operates through investment management firms that offer a broad array of investment management products and styles across a wide range of asset categories to institutions and individuals. The business of the Operating Partnership was conducted by Nvest, L.P. prior to the Restructuring completed on December 31, 1997 and by Nvest Companies, L.P. thereafter, as described more fully in Note 1 of the financial statements of Nvest, L.P.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION. The consolidated financial statements of the Operating Partnership include the accounts of its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

    CASH EQUIVALENTS. Cash equivalents include financial instruments purchased with an original maturity of three months or less.

    INTANGIBLE ASSETS. Intangible assets include both the portion of the purchase price of acquisitions accounted for under the purchase method allocated to investment advisory contracts and the portion in excess of the fair value of net assets acquired which is recorded as goodwill. Investment advisory contracts are amortized over periods ranging from 7 to 24 years. Goodwill is amortized over 30 years. Intangible assets are presented net of accumulated amortization of $91.3 million and $130.8 million at December 31, 1997 and 1998, respectively.

    The carrying value and amortization period of intangible assets are evaluated periodically to determine whether current events and circumstances warrant adjustment. At December 31, 1998, there was no impairment of intangible assets. If impairment of intangible assets had occurred, the carrying value of the underlying assets would be reduced to fair market value.

    DEPRECIATION AND AMORTIZATION. Fixed assets are stated at cost and are depreciated or amortized over 3 to 10 years using straight-line and accelerated methods. Leasehold improvements are amortized using the straight-line method over the shorter of the life of the respective lease or the amortization period.

    FAIR VALUE OF FINANCIAL INSTRUMENTS. The fair value of the Operating Partnership's cash and cash equivalents at December 31, 1998 approximates the carrying value due to the short-term nature of these investments. The Operating Partnership's investment securities are recorded at fair value. The fair value of the Operating Partnership's senior notes payable is discussed in Note 6.

    NET CAPITAL REQUIREMENTS. Certain subsidiaries are subject to broker dealer net capital requirements. At December 31, 1998, each subsidiary was in compliance with its net capital requirement.

    ESCROW BALANCES. At December 31, 1998, the Operating Partnership held $17 million in escrow on behalf of clients. As the Operating Partnership does not have an economic interest in these funds, they are excluded from the Consolidated Balance Sheet.

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

                           THE OPERATING PARTNERSHIP

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    SEGMENT DATA. Effective January 1, 1998, the Operating Partnership adopted Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments on an Enterprise and Related Information" (FAS 131). Based on the criteria established in FAS 131, management has determined that the Operating Partnership's business units aggregate to one operating segment which is domiciled in the United States of America that offers a broad array of investment management products and styles to institutions, mutual funds and private clients.

    RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedge Activities" (FAS 133) which establishes accounting and reporting standards for derivative instruments and is effective in 1999. Management does not believe the impact of FAS 133 adoption will be material to the Operating Partnership's financial position or results of operations.

    USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent liabilities reported in the accompanying financial statements.

    RECLASSIFICATIONS. Certain amounts in prior year financial statements have been reclassified to conform with the 1998 presentation.

NOTE 3--INCOME TAXES

    The Operating Partnership's corporate subsidiaries account for income taxes using the liability method. No provision for federal income taxes is necessary for the Operating Partnership and the majority of its subsidiaries because the tax effect of its operations accrues to and is reportable by the respective partners of the Operating Partnership. The Operating Partnership and some of its subsidiaries are subject to state and city taxes in various jurisdictions.

    Income tax expense includes $1,278,000, $1,316,000 and $1,738,000 of partnership income tax expense, consisting primarily of state and local income taxes, and $1,179,000, $595,000 and $3,525,000 of corporate subsidiary income tax expense for the years ended December 31, 1996, 1997 and 1998, respectively. The effective income tax rates of 3%, 2% and 5% for the years ended December 31, 1996, 1997 and 1998, respectively, are low primarily due to the majority of the Operating Partnership's income not being subject to income taxes. The net deferred tax asset of $1,672,000 and $1,132,000 at December 31, 1997 and 1998, respectively, is included in other assets.

NOTE 4--UNIT REPURCHASE PLAN

    On September 15, 1998, the Board of Directors of the general partner of Nvest, L.P. and the Operating Partnership approved a plan to repurchase up to one million limited partnership units of the partnerships. The repurchase plan authorizes the purchase of units over a twelve-month period in either the open market or privately negotiated transactions. In the case of purchases of Nvest, L.P. units, the Operating Partnership has made and is expected to continue to make a corresponding purchase of Operating Partnership units from Nvest, L.P. The timing and amount of the unit purchases will be determined at management's discretion. Repurchased units are retired at cost on trade date. As of December 31, 1998, 80,062 units had been repurchased at a cost of $2,205,000.

                           THE OPERATING PARTNERSHIP

NOTE 5--ACQUISITIONS

    The Operating Partnership acquired certain assets and assumed certain liabilities of five investment management firms and one real estate advisory firm during 1996, 1997 and 1998. Each acquisition was accounted for under the purchase method of accounting and is included in the financial statements as of the effective date of the transaction. In addition to the initial purchase price, some of the acquisition agreements also include contingent payment arrangements.

1998 ACQUISITION

    H.A Schupf & Co., Inc, was acquired effective October 1, 1998, and its operations were combined with those of Reich & Tang Capital Management. Included in the 1998 purchase consideration information below are 1998 payments and contingent payments earned in 1998 on previous acquisitions.

1997 ACQUISITIONS

    Jurika & Voyles, Inc. was acquired effective January 1, 1997. Snyder Capital Management, Inc. was acquired July 9, 1997. Daniel Breen & Company was acquired on December 31, 1997, and its operations were combined with those of Vaughan, Nelson, Scarborough & McConnell to form Vaughan, Nelson, Scarborough & McCullough ("VNSM"). Included in the 1997 purchase consideration information below are 1997 payments and contingent payments earned in 1997 on previous acquisitions.

1996 ACQUISITIONS

    Aldrich, Eastman & Waltch, L.P. was acquired effective December 10, 1996. Its operations were combined with those of the Operating Partnership's real estate advisory subsidiary, Copley Real Estate Advisors, Inc., to form a new firm named AEW Capital Management, L.P. Vaughan, Nelson, Scarborough & McConnell was acquired effective May 1, 1996.

PURCHASE CONSIDERATION

    Purchase consideration information for the 1996, 1997 and 1998 acquisitions follows. The amounts include direct acquisition costs and contingent payments earned to date for these acquisitions.

                                                                       1996       1997       1998
                                                                     ---------  ---------  ---------
                                                                              (IN MILLIONS)
Cash...............................................................  $    62.4  $    61.3  $     6.0
Notes payable and accrued contingent payments......................       10.0       27.8        2.7
Partnership units (836,000, 3,609,000 and 249,000 units for 1996,
  1997 and 1998, respectively).....................................       19.7       87.2        7.0
                                                                     ---------  ---------  ---------
    Total..........................................................  $    92.1  $   176.3  $    15.7
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

                                  1996                      1997                      1998
                       --------------------------  -----------------------  -------------------------
                       AMORTIZATION                AMORTIZATION             AMORTIZATION
                          PERIOD        AMOUNT        PERIOD      AMOUNT       PERIOD       AMOUNT
                       -------------  -----------  ------------  ---------  ------------  -----------
                                                       (IN MILLIONS)
Contracts acquired...    15-22 years   $    90.9    7-23 years   $   157.2      8 years    $     7.2
Goodwill.............       30 years         4.0      30 years        13.2     30 years          8.4
Net tangible assets
  (liabilities)......                       (2.8)                      5.9                       0.1
                                           -----                 ---------                     -----
    Total...........................   $    92.1                 $   176.3                 $    15.7
                                           -----                 ---------                     -----
                                           -----                 ---------                     -----

                           THE OPERATING PARTNERSHIP

NOTE 5--ACQUISITIONS (CONTINUED)
CONTINGENT CONSIDERATION

    As of December 31, 1998, a total of up to $49 million in cash and/or units may be paid to the sellers of certain of the firms acquired over a three-year period following the respective closing dates through December 31, 2000, depending upon attainment of certain post-closing revenue levels. A significant portion of the contingent consideration, if paid, is expected to be accounted for as additional purchase price.

PRO FORMA IMPACT OF 1997 ACQUISITIONS

    The 1997 pro forma, unaudited financial data shown below gives effect to the 1997 acquisitions as if they had occurred on January 1, 1997. Pro forma adjustments include the amortization of the intangible assets, financing costs and compensation expense. The pro forma financial data does not necessarily reflect the results of operations that would have been obtained (excluding the impact of any contingent consideration payments) had the foregoing acquisitions occurred on the assumed date, nor is the financial data necessarily indicative of the results of the combined entities that may be achieved for any future period. Pro forma results for 1998 are not presented as the impact of the 1998 acquisition is not considered material to the consolidated results of operations.

                                                                           1997         1998
                                                                         PRO FORMA     ACTUAL
                                                                        -----------  ----------
                                                                         (IN THOUSANDS, EXCEPT
                                                                            PER UNIT DATA)
Revenues..............................................................   $ 573,094   $  669,532
                                                                        -----------  ----------
                                                                        -----------  ----------
Net income............................................................   $  96,424   $  110,782
                                                                        -----------  ----------
                                                                        -----------  ----------

HARRIS ASSOCIATES

    On September 29, 1995, the Operating Partnership acquired certain assets and assumed certain liabilities of Harris Associates L.P. ("Harris"), an investment management company. On April 2, 1997, deferred purchase consideration of $144.1 million recorded as goodwill on December 31, 1996, was settled by the issuance of 2.6 million units valued at $64.5 million and $79.6 million in cash.

NOTE 6--NOTES PAYABLE

    On April 1, 1997, the Operating Partnership completed a private placement of $160 million of 7.15% senior notes due April 2007. The senior notes have an effective interest rate of 7.29%, including deferred debt issuance costs which are amortized to interest expense over the term of the senior notes. On January 9, 1996, the Operating Partnership completed a private placement of $110 million of 6.54% senior notes due January 2003. These notes have an effective interest rate of 7.06% including deferred debt issuance costs. Based on the borrowing rates currently available to the Operating Partnership for notes with similar terms and average maturities, the fair value of the senior notes is estimated to be $281 million at December 31, 1998.

    At December 31, 1998, the Operating Partnership had a $165 million revolving credit agreement, which expires October 2001. Additionally, there is a $20 million line of credit with a commercial bank at LIBOR plus 27 basis points. The annual commitment fee on unused credit lines is 12.5 basis points. There were no balances outstanding under these agreements at December 31, 1998.

                           THE OPERATING PARTNERSHIP

NOTE 6--NOTES PAYABLE (CONTINUED)
COVENANTS

    Under the terms of the senior notes and credit agreements, certain covenants are required to be met, including the maintenance of cash flow ratios, distributions and partners' capital. At December 31, 1998 the Operating Partnership was in compliance with these covenants.

NOTE 7--CONTINGENT LIABILITIES

    On June 7, 1996, the California Ironworkers Field Pension Trust, and several related trusts (the "Trusts"), filed suit against the Operating Partnership's subsidiary, Loomis, Sayles & Company, L.P. ("Loomis Sayles") in the U.S. District Court for the Central District of California (Western Division) alleging violation of investment guidelines and breach of fiduciary duty under ERISA with respect to the purchase of certain securities for the account of the Trusts. The suit seeks money damages in excess of $20 million representing lost principal, together with amounts representing loss of investment income. On March 3, 1997, the Court granted the motion of Loomis Sayles to dismiss certain of the causes of action of the plaintiff and to strike the plaintiff's request for punitive damages. Loomis Sayles believes that it has meritorious defenses and has contested both allegations of liability and damages at the trial, which was completed in the summer of 1998. A decision is expected soon. Management believes that resolution of this matter will not have a material adverse effect on the Operating Partnership's results of operations or financial condition.

    The business units of the Operating Partnership are from time to time subject to other legal proceedings and claims which arise in the ordinary course of their business. In the opinion of management, the amount of any ultimate liability with respect to currently pending actions will not materially adversely affect the results of operations or financial condition of the Operating Partnership.

NOTE 8--INCENTIVE COMPENSATION

INCENTIVE COMPENSATION

    The Operating Partnership and each of its principal subsidiaries have incentive compensation plans which are generally dependent upon earnings, cash flow, individual performance and profit margins. In certain business units, the payments are deferred and dependent on continued employment. In addition, special compensation programs for portfolio managers are based on the performance of the funds managed. Incentive compensation plan expense was $90,777,000, $142,838,000 and $175,510,000 for the years ended December 31,
1996, 1997 and 1998, respectively.

RESTRICTED UNIT PLAN

    Restricted unit plan awards are made from units contributed by MetLife and Reich & Tang, Inc. This non-cash compensation expense is fully allocated to MetLife and Reich & Tang, Inc. Awards under the plan provide for vesting of units to participants over various vesting schedules. Units awarded under the plan were 31,000, 51,200 and 166,000 for the years ended December 31, 1996, 1997 and 1998, respectively, at a weighted average per unit fair value at grant date of $23.34, $26.04 and $35.46, respectively. Compensation expense is recognized over the vesting period based on the market value of the units on the date awarded and was $7,598,000, $1,209,000 and $3,898,000 for the years ended December 31, 1996, 1997 and 1998, respectively. Substantially all unvested units as of August 30, 1996 vested immediately on that date due to a change in control of the Operating Partnership. Distributions paid on unvested units are included in compensation expense. At December 31, 1998, there were 58,100 units available for grant under the plan.

                           THE OPERATING PARTNERSHIP

NOTE 8--INCENTIVE COMPENSATION (CONTINUED)
EQUITY INCENTIVE PLANS

    Under the 1993 Equity Incentive Plan (the "1993 Plan"), a total of 1,774,000 units were initially made available for issuance. At December 31, 1998, 1,531,722 options were outstanding under the 1993 Plan. These options vest ratably over three, four or five years, and expire in ten years from the date of grant. On August 25, 1997, the unitholders approved 6,000,000 units for issuance under the 1997 Equity Incentive Plan (the "1997 Plan"). In addition to options to acquire units, any of the following incentives may be awarded to participants under the 1997 Plan: unit appreciation rights; restricted units; unrestricted units; awards entitling the recipient to delivery in the future of units or other securities; securities which are convertible into or exchangeable for units and cash bonuses. These awards may be conditioned in whole or in part on the satisfaction of specified performance criteria. No awards can be granted under the 1997 Plan after June 16, 2007 (although awards granted prior to that day may continue thereafter). Options granted under the 1997 Plan through December 31, 1998 vest January 1, 2004, or beginning January 1, 2000, depending upon the attainment of certain public market prices for units of Nvest, L.P., or ratably over a five year period ending September 9, 2002 and expire in ten years from the date of grant. The exercise price of options granted under the 1993 or 1997 Plans may not be less than the fair market value of the underlying units on the date of grant.

    Equity based compensation is accounted for under the intrinsic value method and, as such, no compensation expense has been recognized in the financial statements. If the fair value method had been used, the pro forma net income would have been $70,129,000, $95,132,000 and $108,810,000 for the years ended
December 31, 1996, 1997 and 1998, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1996, 1997 and 1998, respectively: a risk free interest rate of 6.64%, 6.20% and 4.66%; a weighted average expected life of 4.5 years, 6.7 years and 5.0 years; a volatility of 20%, 20% and 21%; and a distribution yield for each year of 8%.

    A summary of options outstanding under the 1993 and 1997 Equity Incentive Plans at December 31, 1996, 1997 and 1998 follows:

                                                                 1996                    1997                     1998
                                                        ----------------------  -----------------------  -----------------------
                                                                    WEIGHTED                 WEIGHTED                 WEIGHTED
                                                                     AVERAGE                  AVERAGE                  AVERAGE
                                                                    EXERCISE                 EXERCISE                 EXERCISE
                                                          UNITS       PRICE       UNITS        PRICE       UNITS        PRICE
                                                        ---------  -----------  ----------  -----------  ----------  -----------
Outstanding at beginning of year......................    278,500   $   20.57      405,986   $   21.36    3,792,436   $   26.14
  Granted.............................................    139,820       22.63    3,477,783       26.56      889,853       31.37
  Exercised...........................................     (8,334)      16.13      (14,167)      19.18      (83,967)      21.30
  Forfeited...........................................     (4,000)      21.25      (77,166)      21.42      (26,600)      25.80
                                                        ---------  -----------  ----------  -----------  ----------  -----------
Outstanding at end of year............................    405,986   $   21.36    3,792,436   $   26.14    4,571,722   $   27.25
                                                        ---------  -----------  ----------  -----------  ----------  -----------
                                                        ---------  -----------  ----------  -----------  ----------  -----------
Options exercisable at end of year....................     94,500                  124,264                  196,820
                                                        ---------               ----------               ----------
                                                        ---------               ----------               ----------
Weighted average fair value of options granted Per
  unit during the year................................              $    2.28                $    2.52                $    2.63
                                                                   -----------              -----------              -----------
                                                                   -----------              -----------              -----------

                           THE OPERATING PARTNERSHIP

NOTE 8--INCENTIVE COMPENSATION (CONTINUED)
    A summary of options outstanding and exercisable at December 31, 1998 follows:

                                                                     OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                                          ------------------------------------------  ----------------------
                                                                          WEIGHTED
                                                                           AVERAGE        WEIGHTED                WEIGHTED
                                                                          REMAINING        AVERAGE                 AVERAGE
                                                                            LIFE          EXERCISE                EXERCISE
RANGE OF EXERCISE PRICES                                    UNITS         IN YEARS          PRICE       UNITS       PRICE
--------------------------------------------------------  ----------  -----------------  -----------  ---------  -----------
$20.00-$26.00...........................................     734,369              8       $   23.53     180,485   $   22.66
$26.00-$29.00...........................................   3,223,000              9           26.88      16,335       27.74
$29.00-$37.00...........................................     614,353              9           33.59      --          --
                                                          ----------                     -----------  ---------  -----------
$20.00-$37.00...........................................   4,571,722              9       $   27.25     196,820   $   23.08
                                                          ----------                     -----------  ---------  -----------
                                                          ----------                     -----------  ---------  -----------

NOTE 9--PENSION AND RETIREMENT PLANS

DEFINED CONTRIBUTION PLANS

    Certain subsidiaries provide defined contribution plans. Defined contribution plan expense was $4,204,000, $6,656,000 and $7,520,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

POST-RETIREMENT BENEFITS

    Post-retirement benefits expense includes contributory medical and dental coverage and life insurance coverage. Post-retirement benefits expense was $450,000, $406,000 and $469,000 for the years ended December 31, 1996, 1997 and
1998, respectively. Accrued post-retirement benefits expense was $7,155,000 and $7,281,000 at December 31, 1997 and 1998, respectively. Costs are funded as incurred.

DEFINED BENEFIT PLAN

    Loomis Sayles, a wholly owned subsidiary of the Operating Partnership, sponsors a defined benefit funded pension plan covering substantially all of its employees and a defined benefit unfunded (non-qualified) supplemental pension plan for certain employees who meet service, age, and base compensation requirements and who are elected into the plan. The following tables provide a reconciliation of the changes in the plans' benefit obligations and the fair value of the assets of the funded plan over the two-

                           THE OPERATING PARTNERSHIP

NOTE 9--PENSION AND RETIREMENT PLANS (CONTINUED) year period ending December 31, 1998, and a statement of the funded status as of December 31 for both years:

                                                                            1997       1998
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year...............................  $  45,208  $  48,728
  Service cost..........................................................      1,352      1,849
  Interest cost.........................................................      3,177      3,429
  Actuarial gain........................................................      1,517      7,460
  Benefits paid.........................................................     (2,526)    (2,541)
                                                                          ---------  ---------
  Benefit obligation at end of year.....................................     48,728     58,925
                                                                          ---------  ---------
CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of year........................     66,330     73,307
  Actual return on plan assets..........................................      9,655      9,318
  Employer contribution.................................................        376        376
  Benefits paid.........................................................     (3,054)    (2,541)
                                                                          ---------  ---------
  Fair value of plan assets at end of year..............................     73,307     80,460
                                                                          ---------  ---------
FUNDED STATUS
  Funded status at December 31..........................................     24,579     21,535
  Unrecognized net gain.................................................     (1,970)     2,897
  Unrecognized plan amendments..........................................      1,523      1,276
  Unrecognized net overfunding at transition............................     (4,845)    (4,361)
                                                                          ---------  ---------
  Prepaid pension asset, net............................................  $  19,287  $  21,347
                                                                          ---------  ---------
                                                                          ---------  ---------

    The net prepaid pension asset shown in the funded status table above includes an accrued pension liability for the unfunded plan of $2,928,000 and $2,066,000 at December 31, 1997 and 1998, respectively, and a prepaid pension benefit for the funded plan of $22,215,000 and $23,413,000 at December 31, 1997 and 1998, respectively. The unfunded plan had an accumulated benefit obligation of $2,335,000 and $2,105,000 at December 31, 1997 and 1998, respectively. There are no plan assets in the unfunded plan due

                           THE OPERATING PARTNERSHIP

NOTE 9--PENSION AND RETIREMENT PLANS (CONTINUED) to the nature of the plan. Plan assets are invested primarily in Loomis Sayles mutual funds and affiliated investment funds.

                                                                    1996       1997       1998
                                                                  ---------  ---------  ---------
WEIGHTED AVERAGE ASSUMPTIONS
  Discount rate.................................................       7.25%      7.25%      6.50%
  Rate of compensation increase.................................       5.00%      5.00%      5.00%
  Expected return on plan assets................................      10.50%     10.50%     10.50%

                                                                  1996       1997       1998
                                                                ---------  ---------  ---------
                                                                        (IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT COST
  Expected return on plan assets..............................  $   5,686  $   6,230  $   6,876
  Service cost................................................     (1,279)    (1,352)    (1,849)
  Interest cost...............................................     (2,972)    (3,177)    (3,429)
  Amortization of unrecognized net surplus at transition and
    plan amendments...........................................        360        341        238
  Amortization of excess cumulative difference................       (351)      (388)      (151)
                                                                ---------  ---------  ---------
  Net periodic pension income.................................  $   1,444  $   1,654  $   1,685
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

NOTE 10--INVESTMENT IN AFFILIATE

    The Operating Partnership held a 50% limited partner interest in Capital Growth Management Limited Partnership ("CGM") at December 31, 1997 and 1998, respectively, accounted for using the equity method, as the Operating Partnership does not have the ability to control CGM. Equity in earnings of CGM was $8,660,000, $11,517,000 and $12,330,000 for the years ended December 31,
1996, 1997 and 1998, respectively. The summarized balance sheet and income statement of CGM at December 31, follows:

                                                                               1997       1998
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)
Assets:
  Current assets...........................................................  $   8,721  $   8,837
  Non-current assets.......................................................        552        447
                                                                             ---------  ---------
                                                                             $   9,273  $   9,284
                                                                             ---------  ---------
                                                                             ---------  ---------
Liabilities and Partners' Capital:
  Accrued expenses.........................................................  $   2,426  $   2,782
  Loan payable to Nvest Companies, L.P.....................................        558        405
  Partners' capital........................................................      6,289      6,097
                                                                             ---------  ---------
                                                                             $   9,273  $   9,284
                                                                             ---------  ---------
                                                                             ---------  ---------

                           THE OPERATING PARTNERSHIP

NOTE 10--INVESTMENT IN AFFILIATE (CONTINUED)

                                                                 1996       1997       1998
                                                               ---------  ---------  ---------
                                                                       (IN THOUSANDS)
Revenues.....................................................  $  38,524  $  51,097  $  54,775
Expenses:
  Compensation and benefits..................................     13,260     17,474     18,704
  Mutual fund expenses.......................................      6,010      8,968      9,644
  Other......................................................      1,918      1,662      1,778
                                                               ---------  ---------  ---------
Net income...................................................  $  17,336  $  22,993  $  24,649
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

NOTE 11--FIXED ASSETS

                                                                            1997       1998
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Property, equipment and leasehold improvements..........................  $  57,176  $  69,886
Less accumulated depreciation and amortization..........................    (30,742)   (35,178)
                                                                          ---------  ---------
                                                                          $  26,434  $  34,708
                                                                          ---------  ---------
                                                                          ---------  ---------

    Rent expense was $10,494,000, $13,221,000 and $17,096,000 for the years ended December 31, 1996, 1997 and 1998, respectively. Annual minimum lease commitments under non-cancelable operating leases are $18,376,000 in 1999, $16,676,000 in 2000, $14,598,000 in 2001, $14,385,000 in 2002, $14,075,000 in
2003 and $41,615,000 thereafter.

NOTE 12--RELATED PARTY TRANSACTIONS

    The general partner of Nvest and the managing general partner of the Operating Partnership is a wholly owned subsidiary of Metropolitan Life Insurance Company which, at December 31, 1998, owned approximately 47% of the partnership units of the Operating Partnership (including those owned indirectly through ownership of Nvest units).

    The Operating Partnership and its investment management firms provide MetLife with investment management advisory services for its general account portfolio and for segregated asset accounts established for the benefit of third party clients. Segregated asset account fees of $16,173,000, $16,348,000 and $18,829,000 were earned for the years ended December 31, 1996, 1997 and 1998 respectively. General account fees of $15,156,000, $16,051,000 and $12,891,000 were earned for the years ended December 31, 1996, 1997 and 1998, respectively.

                           THE OPERATING PARTNERSHIP

NOTE 13--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                        1998
                                                                   ----------------------------------------------
                                                                     FIRST       SECOND      THIRD       FOURTH
                                                                    QUARTER     QUARTER     QUARTER     QUARTER
                                                                   ----------  ----------  ----------  ----------
                                                                        (IN THOUSANDS, EXCEPT PER UNIT DATA)
Revenues.........................................................  $  163,454  $  172,266  $  164,246  $  169,566
                                                                   ----------  ----------  ----------  ----------
Expenses
  Compensation and benefits......................................      81,254      86,315      81,466      81,888
  Other expenses.................................................      54,129      55,896      53,810      58,729
                                                                   ----------  ----------  ----------  ----------
                                                                      135,383     142,211     135,276     140,617
                                                                   ----------  ----------  ----------  ----------
Income before income taxes.......................................      28,071      30,055      28,970      28,949
Income tax expense...............................................       1,024       1,940       1,100       1,199
                                                                   ----------  ----------  ----------  ----------
Net income.......................................................  $   27,047  $   28,115  $   27,870  $   27,750
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Operating cash flow (1)..........................................  $   37,852  $   38,971  $   38,688  $   38,697
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Distributions declared per unit..................................  $     0.74  $     0.77  $     0.77  $     0.77
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Weighted average units outstanding--diluted......................      45,209      45,307      44,851      44,929
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

                                                                                        1997
                                                                   ----------------------------------------------
                                                                     FIRST       SECOND      THIRD       FOURTH
                                                                    QUARTER     QUARTER     QUARTER     QUARTER
                                                                   ----------  ----------  ----------  ----------
                                                                        (IN THOUSANDS, EXCEPT PER UNIT DATA)
Revenues.........................................................  $  126,797  $  127,202  $  146,862  $  160,608
                                                                   ----------  ----------  ----------  ----------
Expenses
  Compensation and benefits......................................      64,999      62,190      69,672      79,553
  Other expenses.................................................      40,230      42,392      50,183      54,657
                                                                   ----------  ----------  ----------  ----------
                                                                      105,229     104,582     119,855     134,210
                                                                   ----------  ----------  ----------  ----------
Income before income taxes.......................................      21,568      22,620      27,007      26,398
Income tax expense...............................................       1,215       1,111         247        (662)
                                                                   ----------  ----------  ----------  ----------
Net income.......................................................  $   20,353  $   21,509  $   26,760  $   27,060
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Operating cash flow (1)..........................................  $   29,754  $   30,602  $   36,667  $   37,657
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Distributions declared per unit:
  Regular........................................................  $     0.53  $     0.53  $     0.53  $     0.55
  Special........................................................        0.05        0.08        0.17        0.25
                                                                   ----------  ----------  ----------  ----------
    Total........................................................  $     0.58  $     0.61  $     0.70  $     0.80
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Weighted average units outstanding--diluted......................      43,087      43,088      44,479      44,867
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

------------------------

(1) Operating cash flow is defined as net income adjusted for amortization of intangibles, restricted unit plan compensation and non-recurring items. Operating cash flow should not be construed as an alternative to net income or as an alternative to cash flow from operating activities as reported in the Consolidated Statement of Cash Flows.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of Nvest Companies, L.P.

    In our opinion, the consolidated financial statements of Nvest Companies, L.P. listed in the index on page 28 of this Form 10-K present fairly, in all material respects, the financial position of Nvest Companies, L.P. and its subsidiaries (the "Operating Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Operating Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Boston, Massachusetts
January 29, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Under the Nvest partnership agreement and Delaware law, Nvest's activities are managed by the General Partner. The General Partner also serves as managing general partner of the Operating Partnership. The General Partner has agreed that it will conduct no businesses other than managing Nvest and the Operating Partnership, except the management of its own passive investments. The General Partner is a wholly owned subsidiary of MetLife, which has the right to elect all directors of the General Partner, subject to its obligation to elect one designee of RTI.

    The following table sets forth the name, age and positions of each of the General Partner's directors and executive officers at January 1, 1999. The executive officers of the General Partner hold comparable posts with Nvest and the Operating Partnership, in which they act pursuant to delegated authority from the General Partner.

NAME                                     AGE                                     POSITION
-----------------------------------      ---      ----------------------------------------------------------------------

Peter S. Voss......................          52   Chairman of the Board, Chief Executive Officer and President; Chairman
                                                  of Executive Committee
William S. Antle III...............          54   Director; Chairman of Audit Committee
Robert J. Blanding.................          51   Director
Paul E. Gray.......................          66   Director; member of Compensation Committee
Jeffrey J. Hodgman.................          55   Director
Harry P. Kamen.....................          65   Director
Charles M. Leighton................          63   Director; member of Audit Committee and Chairman of Compensation
                                                  Committee
Victor A. Morgenstern..............          56   Director
Oscar L. Tang......................          60   Director; member of Compensation Committee
G. Neal Ryland.....................          57   Executive Vice President and Chief Financial Officer
Sherry A. Umberfield...............          44   Executive Vice President, Corporate Development
Edward N. Wadsworth................          61   Executive Vice President, General Counsel and Secretary

    For purposes of the following description, references to the General Partner include all predecessor organizations.

    The directors of the General Partner generally do not serve set terms, but rather serve until their successors are duly elected and qualified. The board of directors of the General Partner has established a program pursuant to which two chief executive officers of operating subsidiaries of the Operating Partnership serve as directors of the General Partner, generally for two-year terms that may be extended. These directors are elected by the directors of the General Partner after recommendation of management. This arrangement may be changed by the board of directors of the General Partner at any time.

    Mr. Voss is Chairman of the Board of Directors and Chief Executive Officer of Nvest, the Operating Partnership and the General Partner. He was Chief Executive Officer and Chairman of the Board of a predecessor organization from 1992 until the combination with Reich & Tang in 1993. Mr. Voss was Group Executive Vice President, Bank of America, responsible for its global asset management and private banking business, from April 1992 to October 1992. Mr. Voss was Executive Vice President of Security Pacific National Bank and Chief Executive Officer of Security Pacific Hoare Govett Companies, a wholly owned subsidiary of Security Pacific Corporation, from April 1988 to April 1992. Mr. Voss serves as Chairman or a member of the Board of Directors of each of Nvest's corporate subsidiaries and the general partners of the Operating Partnership's partnership subsidiaries, as well as serving as Chairman of the Board of Trustees of all the mutual funds in the New England Funds Group and serving as a trustee of Harris Associates Investment Trust. Mr. Voss serves as a member of the Listed Company Advisory Committee of the New York Stock Exchange.

    Mr. Antle became a director of the General Partner in January 1996. He has been Chairman of Oak Industries Inc., a manufacturer of components for telecommunications companies, since May 1996 and has served as its President and Chief Executive Officer since December 1989. Mr. Antle is also a director of ESCO Electronics Corporation and GenRad, Inc.

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

    Mr. Hodgman was elected a director of the General Partner in September 1998. Mr. Hodgman has been the Executive Vice President in charge of General Account Portfolio Management and Corporate Equity Investments at Metropolitan Life Insurance Company since 1994. Prior to such time, he served in other senior positions at MetLife, becoming a Senior Vice President in 1986.

    Mr. Kamen was elected as a director of the General Partner in December of 1996. Mr. Kamen was Chairman of the Board and Chief Executive Officer of Metropolitan Life Insurance Company from April of 1993 through June 1998, and also held the position of President from December 1995 to November 1997. Prior to such times, he served in other senior positions at MetLife, becoming an Executive Vice President in 1989 and Senior Executive Vice President in 1991. Mr. Kamen remains a director of MetLife and a consultant to the company. He also serves as a director of Banco Santandar, S.A., Bethlehem Steel Corporation, the National Association of Securities Dealers and Pfizer, Inc.

    Mr. Leighton became a director of a predecessor organization in May 1990 and serves as director of the General Partner. Mr. Leighton has served as a director of MetLife since 1996 and was a director of New England Mutual from 1980 to 1996. Mr. Leighton was Chairman of the Board and Chief Executive Officer of CML Group, Inc., a specialty consumer products company, from 1969 to March 1998. CML Group, Inc. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in December 1998.

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

    Certain background information is provided below with respect to the executive officers of the General Partner in addition to Mr. Voss. The executive officers of the General Partner hold comparable posts with Nvest and the Operating Partnership, in which they act pursuant to delegated authority from the General Partner.

    Mr. Ryland is Executive Vice President and Chief Financial Officer of the General Partner. He assumed comparable posts with a predecessor company in July 1993. Mr. Ryland was Executive Vice President and Chief Financial Officer of The Boston Company, a diversified financial services company, from March 1989 until July 1993.

    Ms. Umberfield is Executive Vice President, Corporate Development of the General Partner. She held a comparable position with a predecessor company from December 1989 until September 1993. Ms. Umberfield was Vice President of New England Mutual from December 1988 to December 1992. She is a Chartered Financial Analyst.

    Mr. Wadsworth is Executive Vice President, General Counsel and Secretary of the General Partner. He held comparable posts with a predecessor company from December 1989 to September 1993. Mr. Wadsworth was Senior Vice President and Associate General Counsel of New England Mutual from 1981 until December 1992.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires the General Partner's directors and executive officers, and persons who own more than 10% of the units, to file with the SEC and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of units. To Nvest's knowledge, during the year ended December 31, 1998, all Section 16(a) filing requirements applicable to its executive officers, directors and 10% beneficial owners were complied with, except as described below. Snyder Holdings, Inc., which was a 10% beneficial owner, inadvertently did not file in a timely manner two monthly reports covering a total of twenty-two transactions in LP units of Nvest. The required reports were subsequently filed.

ITEM 11. EXECUTIVE COMPENSATION.

    The following table sets forth all plan and non-plan compensation paid during the last three years to the chief executive officer and to all persons who served as executive officers of Nvest in 1998 (such persons being hereinafter collectively referred to as the "Named Executive Officers"):

                                                                                              LONG-TERM COMPENSATION
                                                                                   ---------------------------------------------
                                               ANNUAL COMPENSATION                                 SECURITIES
           NAME AND              ------------------------------------------------   RESTRICTED     UNDERLYING      ALL OTHER
      PRINCIPAL POSITION           YEAR       SALARY       BONUS         OTHER     UNIT AWARD($)   OPTIONS(#)   COMPENSATION(1)
-------------------------------  ---------  ----------  ------------  -----------  -------------  ------------  ----------------

Peter S. Voss..................       1998  $  527,500  $  1,828,500      --            --             --          $   58,010
  Chairman and Chief                  1997     497,500     2,000,000      --            --          1,200,000          54,957
  Executive Officer                   1996     467,500     1,357,125      --            --             --              51,621

G. Neal Ryland.................       1998     279,667       484,725      --            --             --              32,155
  Executive Vice                      1997     263,750       530,000      --            --            600,000          30,579
  President and Chief                 1996     248,750       288,750      --            --             --              28,812
  Financial Office

Sherry A. Umberfield...........       1998     241,458       305,550      --            --             --              28,175
  Executive Vice                      1997     228,750       332,074      --            --            400,000          26,919
  President, Corporate                1996     214,167       186,244      --            --             --              25,217
  Development

Edward N. Wadsworth............       1998     246,458       311,850      --            --             --              37,018
  Executive Vice                      1997     233,750       347,213      --        $   536,250(2)      --             35,762
  President, General                  1996     219,375       190,575      --            --             --              33,572
  Counsel and Secretary

------------------------

(1) With respect to 1998, consists of insurance payments for term life (in each case less than $2,300) and contributions under defined contribution plans as follows: $55,730 for the benefit of Mr. Voss; $30,947 for the benefit of Mr. Ryland; $27,126 for the benefit of Ms. Umberfield; and $35,946 for the benefit of Mr. Wadsworth.

(2) The restricted unit valuation set out in the table above was calculated using $26 13/16 per unit, which was the closing sale price of a unit on the NYSE on the date of grant, September 9, 1997. Calculated using the December 31, 1998 closing sale price of a unit on the NYSE of $27.8125 the ownership and valuation of the remaining unvested units by the Named Executive Officer was 10,000 units valued at $278,125. These units are scheduled to vest on September 9, 1999. In connection with the 1997 Restructuring, these units were converted into units of the Operating Partnership.

                       OPTION GRANTS IN LAST FISCAL YEAR

    No grants of options to purchase unit or units appreciation rights were made in 1998 to Named Executive Officers.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND YEAR-END OPTION VALUES

    The following table sets forth information regarding the exercise of options to purchase units held by Named Executive Officers and the value of unexercised options at December 31, 1998.

                                                                        NUMBER OF UNITS UNDERLYING
                                                                            UNEXERCISED OPTIONS
                                                                         AT DECEMBER 31, 1998 (#)
                                                  UNITS       VALUE      EXERCISABLE/UNEXERCISABLE
                                               ACQUIRED ON   REALIZED   ---------------------------
NAME                                           EXERCISE(#)     ($)      EXERCISABLE   UNEXERCISABLE
---------------------------------------------  -----------   --------   -----------   -------------
Peter S. Voss................................      -0-         -0-          -0-         1,200,000
G. Neal Ryland...............................      -0-         -0-          -0-           600,000
Sherry A. Umberfield.........................      -0-         -0-          -0-           400,000
Edward N. Wadsworth..........................      -0-         -0-          -0-               -0-


                                                  VALUE OF UNEXERCISED
                                                  IN-THE-MONEY OPTIONS
                                                AT DECEMBER 31, 1998 ($)
                                                      EXERCISABLE/
                                                    UNEXERCISABLE(1)
                                               ---------------------------
NAME                                           EXERCISABLE   UNEXERCISABLE
---------------------------------------------  -----------   -------------
Peter S. Voss................................      -0-        $1,200,000
G. Neal Ryland...............................      -0-        $  600,000
Sherry A. Umberfield.........................      -0-        $  400,000
Edward N. Wadsworth..........................      -0-        $      -0-

------------------------

(1) The value of unexercised options at December 31, 1998, is based on the difference between the closing price of Nvest LP units on the New York Stock Exchange on such date ($27.8125) and the exercise price of the options ($26.8125), multiplied by the number of unexercised options.

EMPLOYMENT AGREEMENTS

    The Operating Partnership (as successor to Nvest) and the General Partner are party to an employment agreement ("the Employment Agreement") dated as of August 16, 1995 (the "Effective Date") with Peter S. Voss providing for the employment of Mr. Voss as Chairman of the Board, Chief Executive Officer and President of the Operating Partnership and the General Partner for an initial term of three years, which was automatically extended for an additional two-year period. During the term of the Employment Agreement, Mr. Voss will receive an annual salary established from time to time by the Board of Directors of the General Partner. In addition, Mr. Voss will be entitled to receive an annual bonus determined by the Board. In the event that Mr. Voss is terminated by the Operating Partnership without Cause or Mr. Voss elects to terminate his employment as a result of a Constructive Discharge Event (as defined in the Employment Agreement), Mr. Voss shall be entitled to lump sum payment equal to three times his Salary (as then in effect) and three times his Bonus Amount (as defined in the Employment Agreement). In addition, in the event of such a termination, Mr. Voss shall be deemed to be fully vested in any restricted units or other equity incentives held by him on the date of such termination.

COMPENSATION OF DIRECTORS

    Directors of the General Partner who are not employees of Nvest, the Operating Partnership, or the Operating Partnership's subsidiary firms ("Outside Directors") receive a retainer of $20,000 annually. In addition, the General Partner pays each Outside Director fees of $2,000 per meeting of the Board of Directors attended and $1,000 per meeting of a Board Committee attended. Chairmen of Committees of the Board of Directors who are Outside Directors are paid an additional annual retainer of $2,500. Directors may defer payment of retainer and meeting fees under a directors deferred compensation plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The members of the Compensation Committee in 1998 were Charles M. Leighton, Paul E. Gray and Oscar L. Tang. Mr. Leighton serves on the board of directors of MetLife. See Item 13, "Certain

Relationships and Related Transactions," for a discussion of the relationship between the Operating Partnership, the General Partner and MetLife.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    At February 15, 1999, there were 110,000 GP units of Nvest outstanding, owned by one holder of GP units (Nvest Corporation, the General Partner), and 6,285,448 LP units of Nvest outstanding, owned by approximately 4,500 beneficial owners (including those who hold in "street" name through brokerage accounts) and 420 holders of record of LP units. Also at February 15, 1999, there were 44,579,999 units of the Operating Partnership outstanding, owned by two holders of Operating Partnership GP units (the General Partner and Nvest) and approximately 85 holders of record and beneficial owners of Operating Partnership LP units. Nvest held 6,395,448 Operating Partnership units at February 15, 1999.

    The tables that follow set forth certain information regarding certain holders of units of Nvest and Operating Partnership.

                      PRINCIPAL HOLDERS OF NVEST LP UNITS

    The following table sets out information as of February 15, 1999, as to (i) each person known by Nvest to hold 5% or more of the outstanding Nvest units (or who would own 5% or more of the outstanding Nvest LP units assuming such person exchanged all Operating Partnership LP units for Partnership LP units in "block transfers" as described below), (ii) each director of the General Partner, (iii) each officer of the General Partner who is a "Named Executed Officer" in this annual report on Form 10-K, and (iv) all directors and executive officers of the General Partner as a group. The table indicates both (i) the number of Nvest LP units owned by each such person, and (ii) for each such person who owns at least 2% of the total Operating Partnership units outstanding (in general not including those Operating Partnership units held by the General Partner, Nvest or their respective affiliates), and is therefore able to exchange its Operating Partnership LP units for Nvest LP units in "block transfers" under the regulations promulgated pursuant to Internal Revenue Code Section 7704, the number of Nvest LP units that such person would own assuming it exchanged all of its Operating Partnership LP units for Nvest LP units. However, since Operating Partnership LP units may only be exchanged for Nvest LP units with the consent of the General Partner, who will not consent to any transfer that creates a risk that such transfers will not fit into the safe harbors described in the Treasury Regulations under Internal Revenue Code Section 7704 or that the Operating Partnership will be required to register any class of its securities under the Exchange Act, the Nvest LP units to be received in such exchange may not in fact be beneficially owned within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934. The total of the percentages in the fifth column of the following table exceeds 100% because, as required by Rule 13d-3 under the Securities Exchange Act of 1934, the percentage ownership of each person reflected in such column assumes that (i) such person exchanged all of his Operating Partnership LP units for Nvest LP units, and (ii) no other person exchanged any Operating Partnership LP units for Nvest LP units. Nvest believes that, except as otherwise indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all of Nvest LP units indicated.

                                                             AMOUNT AND NATURE OF
                                                             BENEFICIAL OWNERSHIP
                                                              OF NVEST LP UNITS
                                  AMOUNT AND                   (INCLUDING BLOCK
                                    NATURE                       TRANSFERS OF
                                OF BENEFICIAL      PERCENT        OPERATING
                                 OWNERSHIP OF        OF         PARTNERSHIP LP      PERCENT
BENEFICIAL OWNER                NVEST LP UNITS      CLASS        UNITS OWNED)       OF CLASS
------------------------------  --------------     -------   --------------------   --------
Metropolitan Life Insurance
  Company.....................     457,900(1)       7.16%         21,452,076(1)      78.32%
Reich & Tang, Inc.............     110,300(2)       1.75%          6,049,000(2)      49.48%
JV Investments, Inc...........           0(3)         --             690,632(3)       9.90%
Peter B. Foreman..............           0(4)         --             690,632(4)       9.90%
Myron R. Szold................           0(5)         --             690,632(5)       9.90%
Roger O. Brown................      27,499(6)         **             690,632(6)       9.90%
Snyder Holdings, Inc..........     355,606(7)       5.53%            355,606(7)       5.66%
Earl J. Rusnak, Jr............         750(8)         **             690,632(8)       9.90%
Sherwin A. Zuckerman..........           0(9)         --             566,710(9)       8.27%
Robert H. Harper..............           0(10)        --             692,392(10)      9.92%
Robert J. Sanborn.............           0(11)        --             528,010(11)      7.75%
Oscar L. Tang+................      52,271(12)        **           2,866,594(12)     31.50%
William S. Antle III+.........           0(13)        --                   0(13)        --
Robert J. Blanding+...........       3,125(14)        **               3,125(14)        **
Paul E. Gray+.................         500            **                 500            **
Jeffrey J. Hodgman+...........       1,000            **               1,000            **
Harry P. Kamen+...............       5,000            **               5,000            **
Charles M. Leighton+..........       5,262(13)(15)    **               5,262(13)(15)     **
Victor A. Morgenstern+........      25,000(16)        **             799,682(16)     11.33%
Peter S. Voss+*...............           0(17)        **             350,000(17)      5.27%
G. Neal Ryland*...............       1,700(18)        **               1,700(18)        **
Sherry A. Umberfield*.........           0            --                   0            --
Edward N. Wadsworth*..........       4,000(19)        **               4,000(19)        --
All directors and Named
  Executive Officers of the
  General Partner as a group
  (12 persons)................      97,858          1.56%          4,036,863         39.48%

------------------------

+   Director

*   Named Executive Officer

**  Less than 1%

    The footnotes to this table appear after the table entitled "Principal Holders of Operating Partnership Units," below.

    Substantially all of the Nvest LP units outstanding may be traded in the public market without the need to register such units for sale under the Securities Act of 1933. In addition, most of the approximately 38 million Operating Partnership units outstanding may, subject to certain significant limitations, be sold to Nvest for Nvest LP units or (at Nvest's option) cash. The limitations on the ability of a holder of Operating Partnership units to sell such units (for cash or Nvest LP units) include the requirement that no transfer may be made without the consent of the General Partner, which will not consent to any transfer that creates a risk that such transfer will not fit into certain safe harbors provided under the Internal Revenue Code. For further information on the ability of holders of Operating Partnership units to exchange such units for Nvest LP units, please see the discussion above before the table entitled "Principal Holders of Nvest LP Units" and also the discussion in Item 1, "Business--1997 Restructuring of the Partnership." If holders of Operating Partnership units elect and are permitted to sell such units to Nvest in exchange for Nvest LP units, they generally would either receive Nvest LP units that would be freely tradable in the public market without registration or would have the right to exercise registration rights that would require Nvest to register such units for resale. In addition, Nvest maintains a registration statement that permits the public sale of Nvest LP units that may be issued on the exercise of options that have been granted under the equity incentive plans maintained by Nvest and the Operating Partnership.

                PRINCIPAL HOLDERS OF OPERATING PARTNERSHIP UNITS

    As of February 15, 1999, there were 44,579,999 Operating Partnership units outstanding, owned by two holders of Operating Partnership GP units (the General Partner and Nvest) and approximately 85 holders of record and beneficial owners of Operating Partnership LP units. The following table sets out information as of February 15, 1999, as to (i) each person known by Operating Partnership to hold 5% or more of the outstanding Operating Partnership units, (ii) each director of the General Partner, (iii) each officer of the General Partner who is a "Named Executed Officer" in this annual report on Form 10-K, and (iv) all directors and executive officers of the General Partner as a group. The number of Operating Partnership Units shown in the table represents the sum of (1) the number of Operating Partnership units, if any, owned indirectly through ownership of Nvest units (shown in the table of "Principal Holders of Nvest LP Units," above) plus (2) the number of Operating Partnership Units owned directly. The Operating Partnership believes that, except as otherwise indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all of the Operating Partnership units indicated.

                                                                   AMOUNT AND NATURE OF
BENEFICIAL OWNER                                                   BENEFICIAL OWNERSHIP  PERCENT OF CLASS
-----------------------------------------------------------------  --------------------  -----------------
Metropolitan Life Insurance Company..............................        21,452,076(1)           48.12%
Nvest, L.P.......................................................         6,395,448              14.35%
Reich & Tang, Inc................................................         6,049,000(2)           13.57%
JV Investments, Inc..............................................         2,260,900(3)            5.07%
Oscar L. Tang+...................................................         2,866,594(12)           6.43%
William S. Antle III+............................................                 0(13)             --
Robert J. Blanding+..............................................            23,125(14)             **
Paul E. Gray+....................................................               500                 **
Jeffrey J. Hodgman+..............................................             1,000                 **
Harry P. Kamen+..................................................             5,000                 **
Charles M. Leighton+.............................................             5,262(13) 15)            **
Victor A. Morgenstern+...........................................           799,682(16)           1.79%
Peter S. Voss+*..................................................           350,000(17)             **
G. Neal Ryland*..................................................            31,044(18)             **
Sherry A. Umberfield*............................................            50,310                 **
Edward N. Wadsworth*.............................................            56,765(19)             **
All directors and Named Executive Officers of the General Partner
  as a group (12 persons)........................................         4,036,863               9.40%

+   Director

*   Named Executive Officer

**  Less than 1%

(1) The ownership of MetLife shown includes 110,000 LP units of Nvest issuable upon conversion of an equal number of units of general partner interest ("GP units") owned by the Nvest's general partner, which represent all GP units of Nvest outstanding. Such 110,000 units are also included in the number of units of the Operating Partnership held by Nvest. The holder's address is One Madison Avenue, New York, NY 10010.

(2) Includes 58,100 Operating Partnership LP units contributed to the Restricted Unit Plan (the "RUP") of the Operating Partnership by RTI as to which the contributing organization retains certain income and reversionary rights, and that have not been awarded. All stockholders of RTI are parties to a stockholders' agreement relating to the maintenance of such corporation's status as an "S" corporation under the Internal Revenue Code and which creates numerous reciprocal and other rights relating to the disposition of stock in RTI by the stockholders. The holder's address is P.O. Box 36, Armonk, NY 10504.

(3) The number of Nvest LP units shown excludes 1,570,265 Nvest LP units that may be acquired upon the permitted exercise of exchange rights with respect to Operating Partnership LP units that may not be exercised within 60 days. The holder's address is 1999 Harrison, Suite 700, Oakland, CA 94612-3517.

(4) The number of Nvest LP units shown excludes 756,422 Nvest LP units that may be acquired upon the permitted exercise of exchange rights with respect to Operating Partnership units that may not be exercised within 60 days. The number reflected in the tables represents Operating Partnership LP units held by trusts for the benefit of Mr. Foreman and family members, with respect to which Mr. Foreman has sole discretionary authority as to voting and disposition. The holder's address is 225 W. Washington St., Suite 1650, Chicago, IL 60611.

(5) The number of Nvest LP units shown excludes 243,920 Nvest LP units that may be acquired upon the permitted exercise of exchange rights with respect to Operating Partnership LP units that may not be exercised within 60 days. All of such units are held by a trust for the benefit of Mr. Szold and family members, with respect to which Mr. Szold has sole discretionary authority as to voting and disposition. The holder's address is c/o Talon Asset Management, Inc., One North Franklin, Suite 450, Chicago, IL 60606.

(6) The number of Nvest LP units shown excludes 181,472 Nvest LP units that may be acquired upon the permitted exercise of exchange rights with respect to Operating Partnership LP units that may not be exercised within 60 days. The number reflected in the tables represent Nvest LP Units and Operating Partnership LP Units held by trusts and partnerships for the benefit of Mr. Brown and family members, with respect to which Mr. Brown has sole discretionary authority as to voting and disposition. The holder's address is 225 W. Washington St., Suite 1650, Chicago, IL 60611.

(7) Alan B. Snyder is the President and controlling shareholder of the holder. The holder's address is 350 California Street, Suite 1460, San Francisco, CA 94104.

(8) The number of Nvest LP units shown excludes 106,407 Nvest LP units that may be acquired upon the permitted exercise of exchange rights with respect to Operating Partnership LP units that may not be exercised within 60 days. The holder's address is c/o Harris Associates, Two N. LaSalle St., Suite 500, Chicago, IL 60602.

(9) The number reflected in the table includes 104,936 Operating Partnership LP units held by a limited partnership of which Mr. Zuckerman serves as general partner. The holder's address is c/o Harris Associates, Two N. LaSalle St., Suite 1650, Chicago, IL 60602.

(10) The holder's address is c/o Harris Associates, Two N. LaSalle St., Suite 500, Chicago, IL 60602.

(11) The number reflected in the table includes 300,000 Operating Partnership LP units held by a limited partnership of which Mr. Sanborn serves as general partner. The holder's address is c/o Harris Associates, Two N. LaSalle St., Suite 500, Chicago, IL 60602.

(12) All Mr. Tang's units are beneficially owned indirectly through stock ownership in RTI, and such units are included in the ownership attributed to RTI set out in the above tables. Included are (i) 609 Nvest LP units and 32,794 Operating Partnership LP units indirectly held by a trust for the lifetime benefit of Mr. Tang of which Mr. Tang is one of two trustees, and
    (ii) 14,840 Nvest LP units and 798,981 Operating Partnership LP units indirectly held by trusts for Mr. Tang's children (of which Mr. Tang is the sole trustee), as to which Mr. Tang disclaims beneficial ownership, and
    (iii) 11,628 Nvest LP units and 626,068 Operating Partnership LP units indirectly held by a trust for the benefit Mr. Tang's descendants, as to which Mr. Tang disclaims all beneficial ownership. The holder's address is P.O. Box 36, Armonk, NY 10504.

(13) Does not include accounts holding values equal to 1,392 Nvest LP units and 14,783 Nvest LP units for Messrs. Antle and Leighton, respectively, under a plan whereby directors of the General Partner can defer some or all of their Board retainer and meeting fees.

(14) Includes 3,125 Nvest LP units that may be acquired upon the exercise of options that are exercisable within 60 days. Also includes 11,000 Operating Partnership LP units granted under the RUP which, assuming continuation of employment, will vest over the next two years.

(15) Includes 785 Nvest LP units owned by Mr. Leighton's spouse as to which he disclaims beneficial ownership.

(16) Includes 204,936 Operating Partnership LP units held by a limited partnership of which Mr. Morgenstern serves as general partner. The holder's address is c/o Harris Associates, Two N. LaSalle St., Suite 500, Chicago, IL 60602.

(17) The holder's address is c/o Nvest Companies, L.P., 399 Boylston St., Boston, MA 02116.

(18) Includes 1,700 Nvest LP units and 1,800 Operating Partnership LP units held by Mr. Ryland's children, as to which he disclaims beneficial ownership.

(19) Includes 10,000 Operating Partnership LP units granted under the RUP which, assuming continuation of employment, will vest over the next year. Also includes 400 Operating Partnership LP units held by Mr. Wadsworth's children, as to which he disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATIONSHIPS WITH METLIFE

    At December 31, 1998, MetLife owned approximately 47% of the Operating Partnership units outstanding (including units held indirectly through ownership of Partnership units), and three of its directors and/or officers served as directors of the General Partner. In addition, the General Partner is an indirect wholly owned subsidiary of MetLife. Nvest, the Operating Partnership and MetLife maintain several important business relationships as summarized below.

    ASSET MANAGEMENT AND RELATED MATTERS. As of December 31, 1998 certain of the Investment Management Firms managed approximately $4.2 billion of MetLife's General Account assets. These services were provided principally under separate investment management agreements (the "Management Agreements") with several of the Investment Management Firms and contain market-based fees that vary depending upon the class of asset advised and investment objectives. The Operating Partnership received a total of $12.9 million in fees under these arrangements in 1998.

    In addition, as of December 31, 1998, certain Investment Management Firms managed approximately $3.4 billion of assets held directly or indirectly in segregated asset accounts of MetLife for the benefit of third party clients. For such services, the Firms received directly from MetLife approximately $18.8 million in 1998. The Firms also managed approximately $3.5 billion in mutual fund assets for the New England Zenith Funds, which contain assets segregated to meet obligations under variable life insurance and variable annuity products issued by MetLife and New England Life, as well as investments backing certain other insurance products issued by MetLife.

    MetLife holds mortgage loans to several real estate projects owned by joint ventures in which a fund sponsored by AEW Capital participates. Also, MetLife serves as sole or joint guarantor of joint venture-related indebtedness and is a coinvestor in investment funds sponsored by the Investment Management Firms in certain instances.

    SERVICES AND OFFICE SPACE. MetLife provides various services to Nvest, the Operating Partnership and the Firms pursuant to a services agreement. These services include certain data processing, telecommunications, internal audit and various other administrative support services. All such services are provided at competitive rates established from time to time by negotiation. In 1998, the Operating Partnership paid MetLife approximately $3.4 million for such services. MetLife can discontinue providing, and the Operating Partnership and the Firms can discontinue receiving, any or all of these services at any time on 60 days' notice.

    The Operating Partnership and certain subsidiaries lease office space in a building owned by MetLife, for which MetLife received $2.6 million in 1998. The rates are at current market rates.

    RETAIL MUTUAL FUND DISTRIBUTION. Certain mutual funds sponsored by the Operating Partnership are sold in the retail market through broker-dealers including NES, which is owned by New England Financial, and MetLife Securities, which is owned by MetLife. NES's and MetLife's retail sales forces consist of registered securities representatives who are part of their insurance field forces. New England Funds paid $22.7 million to NES and $2.3 million to MetLife Securities in 1998, including commissions on the sales of load mutual funds, 12b-1 distribution fees, and servicing fees on no-load mutual funds.

    TAX INDEMNIFICATION. For periods prior to the combination with Reich & Tang, Old NEIC and its subsidiaries filed consolidated returns for federal and certain state income taxes together with certain companies which became subsidiaries of MetLife at the time of the Merger of MetLife and New England Mutual. In connection with the acquisition of Reich & Tang, all liabilities for taxes owed by Old NEIC under these agreements were canceled and were not transferred to Nvest. MetLife, as successor to New England Mutual, will indemnify and hold harmless the Partnerships for any additional federal income taxes for Old NEIC imposed for periods prior to the acquisition of Reich & Tang, offset by any tax benefit for periods prior to the combination with of Reich & Tang.

    PURCHASE OF EMPLOYEE BENEFITS. Employees of the Operating Partnership and certain subsidiaries participated in 1998 in certain employee benefits purchased from MetLife, including dental, life and disability insurance. The Operating Partnership paid approximately $1.0 million for these benefits in 1998. In addition, Loomis Sayles purchased cash value life insurance policies from MetLife to satisfy Loomis Sayles' obligations under a death benefit plan for senior executives. Premiums paid on these policies were $1.9 million in 1998. Loomis Sayles has a $11.0 million revolving line of credit from MetLife secured with an interest in these life insurance policies. The total principal and interest outstanding under this agreement was $11.2 million at December 31, 1998. Interest expense was $0.8 million during 1998.

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

    The Operating Partnership and MetLife expect to maintain a number of these relationships for the foreseeable future. Transactions between MetLife and the Operating Partnership entered into in the future, including changes to the investment management fees the Operating Partnership charges MetLife and service fees MetLife charges the Operating Partnership, will be determined by negotiation from time to time. The Operating Partnership believes that the financial aspects of these relationships are no less favorable to the Operating Partnership than those available from unaffiliated third parties.

    Incident to New England Mutual's merger into MetLife, New England Mutual's ownership interests in Nvest and the General Partner were transferred to MetLife, and MetLife succeeded to the various arrangements of New England Mutual with Nvest and the Operating Partnership.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

    (1) FINANCIAL STATEMENTS

       Financial statements of the registrant are listed in the "Index to the Financial Statements" on page 28 and are filed as part of this report.

    (2) FINANCIAL STATEMENT SCHEDULES

       There are no Financial Statement schedules of the registrant required to be filed as part of this report.

    (3) EXHIBITS

       The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference, as indicated.

2.1        Partnership Admission Agreement dated October 14, 1996 (relating to the acquisition of assets of Aldrich, Eastman & Waltch, L.P.)(1)

2.2        Form of Agreement Amending Partnership Admission Agreement dated December 10, 1996, amending the Partnership Admission Agreement dated October 14, 1996 (relating to the acquisition of assets of Aldrich, Eastman & Waltch, L.P.)(2)

2.3        Partnership Admission Agreement dated September 23, 1996 (relating to the acquisition of assets of Jurika & Voyles, Inc.)(3)

2.4        Amendment No. 1 dated as of January 1, 1997, to the Partnership Admission Agreement
           dated September 23, 1996 (relating to the acquisition of assets of Jurika & Voyles,
           Inc.)(4)

3.1        Articles of Organization of New England Investment Companies, Inc.(5)

3.1(a)     Amended and Restated Articles of Organization of New England Investment Companies,
           Inc., reflecting change of name to Nvest Corporation (14)

3.2        By-Laws of New England Investment Companies, Inc.(5)

3.2(a)     Amendment to Certificate of Limited Partnership of New England Investment Companies,
           L.P., reflecting change of name to Nvest, L.P (14)

3.3        Certificate of Limited Partnership of New England Investment Companies, L.P.,
           together with all amendments thereto(5)

3.3(a)     Amendment to Second Amended and Restated Agreement of Limited Partnership of New
           England Investment Companies, L.P., reflecting change of name to Nvest, L.P. (14)

3.4        Second Amended and Restated Agreement of Limited Partnership of New England
           Investment Companies, L.P.(9)

3.4(a)     Amendment to Certificate of Limited Partnership of NEIC Operating Partnership, L.P.,
           reflecting change of name to Nvest Companies, L.P. (14)

3.5        Amended and Restated Agreement of Limited Partnership of NEIC Operating Partnership,
           L.P.(10)

3.5(a)     Amendment to Amended and Restated Agreement of Limited Partnership of NEIC Operating
           Partnership, L.P., reflecting change of name to Nvest Companies, L.P. (14)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K. (CONTINUED)

4.1        Form of Certificate Evidencing Units Representing Limited Partner Interests(9)

9.         Voting Agreement by and among New England Investment Companies, Inc., Reich & Tang,
           Inc. and New England Mutual Life Insurance Company(5)

10.1       1993 Equity Incentive Plan, as amended(12)

10.2       Restricted Unit Plan(5)

10.3       1997 Equity Incentive Plan, as amended(12)

10.4       Employment Agreement with Peter S. Voss(7)

10.5       Defined Contribution Retirement Plan of the Operating Partnership(6)

10.6       401(k) Savings Plan of the Operating Partnership(6)

10.7       Directors Deferred Compensation Plan(6)

10.8       Second Amended and Restated Limited Partnership Agreement of Capital Growth
           Management Limited Partnership(5)

10.9       Registration Rights Agreement by and among Reich & Tang, Inc., New England Mutual
           Life Insurance Company and New England Investment Companies, L.P.(5)

10.10      Registration Rights Agreement between Nvest and Harris Associates L.P.(6)

10.11      Credit Agreement, dated as of October 28, 1996, among the Partnership, as Borrower, the banks named therein as Banks, Citibank N.A. as Administrative Agent, and The
           First National Bank of Boston, as Co-Agent(8)

10.12      Waiver and Amendment Agreement dated as of December 29, 1997, relating to Credit
           Agreement dated as of October 28, 1996(13)

10.13      Form of Note Purchase Agreement relating to 6.54% Notes due 2003(6)

10.14      Amendment and Assumption Agreement dated as of December 29, 1997, relating to Note
           Purchase Agreements relating to 6.54% Notes due 2003(13)

10.15      Form of Note Purchase Agreement relating to 7.15% Senior Notes due 2007(11)

10.16      Amendment and Assumption Agreement dated as of December 29, 1997, relating to Note
           Purchase Agreements relating to 7.15% Notes due 2007(13)

10.17      Intercompany Agreement dated as of December 29, 1997, between the Registrant and
           NEIC Operating Partnership, L.P.(9)

21.        Subsidiaries of the Registrant or Nvest Companies, L.P.

23.        Consent of PricewaterhouseCoopers LLP

27.1       Financial Data Schedule

------------------------

NOTES

(1) Filed as an Exhibit to Registrant's Current Report on Form 8-K (File No. 1-9468) dated September 23, 1996.

(2) Filed as an Exhibit to Registrant's Current Report on Form 8-K (File No. 1-9468) dated January 3, 1997.

(3) Filed as an Exhibit to Registrant's Current Report on Form 8-K (File No. 1-9468) dated October 15, 1996.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K. (CONTINUED)
(4) Filed as an Exhibit to Registrant's Current Report on Form 8-K (File No. 1-9468) dated December 10, 1996.

(5) Filed as an Exhibit to Registrant's Annual Report on Form 10-K (File No. 1-9468) for the year ended December 31, 1993.

(6) Filed as an Exhibit to Registrant's Annual Report on Form 10-K (File No. 1-9468) for the year ended December 31, 1995.

(7) Filed as an Exhibit to Registrant's Current Report on Form 8-K (File No. 1-9468) dated November 8, 1995.

(8) Filed as an Exhibit to Registrant's Quarterly Report on Form 10-Q (File No. 1-9468) for the quarter ended September 30, 1996.

(9) Filed as an Exhibit to the Registrant's Form 8-A/A dated December 29, 1997.

(10) Filed as an Exhibit to the Registrant's Current Report on Form 8-K (File No. 1-9468) dated December 31, 1997.

(11) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 1-9468) for the quarter ended March 31, 1997.

(12) Filed as an Exhibit to the Registrant's Registration Statement on Form S-3 (No. 333-43407).

(13) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K (File No. 1-9468) for the year ended December 31, 1997.

(14) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 1-9468) for the quarter ended March 31, 1998.

    (b) Form 8-K filings: None in the quarter ended December 31, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NVEST, L.P.

                                By NVEST CORPORATION,
                                  its General Partner

Date: February 25, 1999         By:              /s/ G. NEAL RYLAND
                                     -----------------------------------------
                                                   G. Neal Ryland
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below, on February 25, 1999.

          SIGNATURE                        TITLE
------------------------------  ---------------------------
      /s/ PETER S. VOSS         Chairman, Chief Executive
------------------------------    Officer and President
        Peter S. Voss

      /s/ G. NEAL RYLAND        Executive Vice President
------------------------------    and Chief Financial
        G. Neal Ryland            Officer

   /s/ KEVIN P. CHARLESTON      Senior Vice President and
------------------------------    Treasurer (Principal
     Kevin P. Charleston          Accounting Officer)

   /s/ WILLIAM S. ANTLE III     Director
------------------------------
     William S. Antle III

    /s/ ROBERT J. BLANDING      Director
------------------------------
      Robert J. Blanding

       /s/ PAUL E. GRAY         Director
------------------------------
         Paul E. Gray

    /s/ JEFFREY J. HODGMAN      Director
------------------------------
      Jeffrey J. Hodgman

      /s/ HARRY P. KAMEN        Director
------------------------------
        Harry P. Kamen

   /s/ CHARLES M. LEIGHTON      Director
------------------------------
     Charles M. Leighton

  /s/ VICTOR A. MORGENSTERN     Director
------------------------------
    Victor A. Morgenstern

      /s/ OSCAR L. TANG         Director
------------------------------
        Oscar L. Tang