Form 10-Q
period 1999-03-31
NVEST LP
filed 1999-05-14
CIK 812488

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                to
                              ---------------   ---------------------

Commission File Number: 1-9468

                                   NVEST, L.P.
                                   -----------
             (Exact name of registrant as specified in its charter)



            Delaware                                    13-3405992
 --------------------------------------            -----------------------
   (State or other jurisdiction of                   (I.R.S. Employe
     incorporation or organization)                 Identification No.)

399 Boylston Street, Boston, Massachusetts                02116
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


                                 (617) 578-3500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No


The issuer is a limited partnership. There were 6,283,380 units of limited partner interest and 110,000 units of general partner interest outstanding at April 30, 1999.

                                   NVEST, L.P.
                               INDEX TO FORM 10-Q




                                                                                                           Page
                                                                                                           ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 FINANCIAL STATEMENTS OF NVEST, L.P. (THE "PARTNERSHIP")

                 Balance Sheet as of December 31, 1998 and March 31, 1999                                    3

                 Statement of Income for the three months ended March 31, 1998 and 1999                      4

                 Statement of Cash Flows for the three months ended March 31, 1998 and 1999                  5

                 Notes to Financial Statements                                                               6

           FINANCIAL STATEMENTS OF NVEST COMPANIES, L.P. (THE "OPERATING PARTNERSHIP")

                Consolidated Balance Sheet as of December 31, 1998 and March 31, 1999                       10

                Consolidated Statement of Income for the three months ended March 31, 1998 and 1999         11

                Consolidated Statement of Cash Flows for the three months ended March 31, 1998 and 1999     12

                Notes to Consolidated Financial Statements                                                  13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS              14


                Nvest, L.P.                                                                                 15


                The Operating Partnership                                                                   17


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                                                 24

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                                  24

SIGNATURES                                                                                                  25

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                  NVEST, L.P.
                                 BALANCE SHEET
                                 (in thousands)

                                                            December 31, 1998   March 31, 1999
                                                            -----------------   --------------
                                                                                 (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                       $ 2,772          $ 3,596
  Distribution receivable from the Operating Partnership            5,017            4,918
                                                              -----------      ------------
    Total current assets                                            7,789            8,514

Investment in the Operating Partnership (Note 6)                   71,831           67,297
                                                              -----------      ------------
    Total assets                                                  $79,620          $75,811
                                                              -----------      ------------
                                                              -----------      ------------
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Distribution payable                                            $ 4,105          $ 4,024
  Gross income tax payable and accrued expenses                     3,622            4,414
                                                              -----------      ------------
    Total current liabilities                                       7,727            8,438

Contingent liabilities (Note 7)

Partners' capital (6,516,000 units at December 31, 1998
   and 6,387,000 units at March 31, 1999)                          71,893           67,373
                                                              -----------      ------------
    Total liabilities and partners' capital                       $79,620          $75,811
                                                              -----------      ------------
                                                              -----------      ------------

                See Accompanying Notes to Financial Statements.

                                  NVEST, L.P.
                              STATEMENT OF INCOME
                (in thousands, except per unit data, unaudited)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           ---------------------
                                                              1998        1999
                                                           --------   --------
REVENUES

  Equity in earnings of the Operating Partnership           $3,964     $3,967
  Other revenues and interest income                          --           39
                                                           --------   --------
                                                             3,964      4,006
EXPENSES

  Gross income tax and other expenses                          881        920
                                                           --------   --------
  Net income                                                $3,083     $3,086
                                                           --------   --------
                                                           --------   --------
  Net income per unit (Note 5):
    Basic                                                   $ 0.49     $ 0.48
                                                           --------   --------
                                                           --------   --------
    Diluted                                                 $ 0.48     $ 0.48
                                                           --------   --------
                                                           --------   --------

  Distributions declared per unit                           $ 0.60     $ 0.63
                                                           --------   --------
                                                           --------   --------
  Weighted average units outstanding - diluted (Note 5)      7,017      6,484
                                                           --------   --------
                                                           --------   --------

                See Accompanying Notes to Financial Statements.

                                  NVEST, L.P.
                            STATEMENT OF CASH FLOWS
                           (in thousands, unaudited)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                  ----------------------
                                                                                     1998         1999
                                                                                  --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $ 3,083      $ 3,086
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Equity in earnings of the Operating Partnership                                 (3,964)      (3,967)
    Distributions received from the Operating Partnership                            5,020        5,020
    Increase in accounts payable and other liabilities                                 881          792
                                                                                  --------     --------
  Net cash provided by operating activities                                          5,020        4,931
                                                                                  --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of units of the Operating Partnership - exercised options and other      (1,569)        --
  Proceeds from sale of units of the Operating Partnership (Note 4)                   --          4,056
                                                                                  --------     --------
  Net cash provided by (used in) investing activities                               (1,569)       4,056
                                                                                  --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions paid to unitholders                                                 (5,020)      (4,107)
  Proceeds from issuance of units - exercised options and other                      1,569         --
  Payment for retirement of units (Note 4)                                            --         (4,056)
                                                                                  --------     --------
  Net cash used in financing activities                                             (3,451)      (8,163)
                                                                                  --------     --------
  Net increase in cash and cash equivalents                                           --            824

Cash and cash equivalents, beginning of period                                        --          2,772
                                                                                  --------     --------
Cash and cash equivalents, end of period                                            $ --        $ 3,596
                                                                                  --------     --------
                                                                                  --------     --------
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:
  Transfer of partners' capital from the Operating Partnership                      $ --        $   476
                                                                                  --------     --------
                                                                                  --------     --------

                See Accompanying Notes to Financial Statements.

                                   NVEST, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - ORGANIZATION

Nvest, L.P. ("Nvest") is a publicly traded limited partnership listed on the New York Stock Exchange. Effective with a restructuring completed on December 31, 1997 (the "Restructuring"), Nvest's business currently is to engage in the investment advisory business by acting as advising general partner of Nvest Companies, L.P. (the "Operating Partnership"). The Operating Partnership operates through investment management firms that offer a broad array of investment management products and styles across a wide range of asset categories to institutions, mutual funds and private clients. Nvest's primary asset at March 31, 1999 was 6,387,000 units of the Operating Partnership, representing a general partner's interest in the Operating Partnership.

As a result of the Restructuring, Nvest receives distributions from the Operating Partnership and pays a 3.5% federal gross income tax on its proportionate share of the gross income of the Operating Partnership. Nvest expects to distribute to its unitholders substantially all of the distributions received from the Operating Partnership after accruing the 3.5% federal gross income tax, any state tax, and any other expenses of Nvest.

NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements of Nvest have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the annual report of Nvest filed on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the financial statements of Nvest at March 31, 1999 and for the three month periods ended March 31, 1998 and 1999. The financial statements of Nvest should also be read in conjunction with the consolidated financial statements of the Operating Partnership included herein.

NOTE 3 - EXCHANGE OF NVEST COMPANIES, L.P. UNITS FOR NVEST, L.P. UNITS

Each quarter, Nvest provides holders of Operating Partnership units a limited opportunity to exchange their units for Nvest units, subject to applicable requirements intended to ensure that the Operating Partnership remains a private partnership. As of March 31, 1999, 253,723 Operating Partnership units had been exchanged for an equal number of Nvest units (including 228,723 exchanged in 1998) and Nvest had received 253,723 units of the Operating Partnership. On April 1, 1999, an additional 9,605 Operating Partnership units were exchanged for an equal number of Nvest units and Nvest received 9,605 units of the Operating Partnership.

In addition, consistent with federal tax law, the partnership agreement of the Operating Partnership generally permits holders of units to exchange a "block" of units at any time. A "block" for this purpose is at least equal to two percent of the outstanding units of the Operating Partnership, reduced by the units held by certain parties that are deemed to be affiliated with the Operating Partnership, including units held by Nvest. A "block" for this purpose is currently approximately 340,000 units.

NOTE 4 - UNIT REPURCHASE PLAN

On September 15, 1998, the Board of Directors of the general partner of Nvest and the Operating Partnership approved a plan to repurchase up to one million limited partnership units of the partnerships. The repurchase plan authorizes the purchase of units over a twelve-month period in either the open market or privately negotiated transactions. In the case of purchases of Nvest units, the Operating Partnership has made and is expected to continue to make a corresponding purchase at the same cost of Operating Partnership units from Nvest. During the three months ended March 31, 1999, 153,800 units were repurchased at a cost of $4,056,000.

                                  NVEST, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 5 - NET INCOME PER UNIT

The calculation of basic and diluted net income per unit and weighted average units outstanding follows:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                            -------------------------
                                                                1998          1999
                                                            ---------      ----------
                                                       (in thousands, except per unit data)


Net income - for basic calculation                               $3,083     $3,086

  Additional equity in earnings of the Operating Partnership net of gross income tax and other expenses related
  to incremental units assumed outstanding *                        299         21
                                                               --------    --------
Net income - for diluted calculation                             $3,382     $3,107
                                                               --------    --------
                                                               --------    --------
Weighted average units outstanding:
  Basic                                                           6,293      6,434
    Incremental units assumed outstanding
    from exercise of unit options *                                 724         50
                                                               --------    --------
  Diluted                                                         7,017      6,484
                                                               --------    --------
                                                               --------    --------
Net income per unit:
  Basic                                                          $ 0.49     $ 0.48
                                                               --------    --------
                                                               --------    --------
  Diluted                                                        $ 0.48     $ 0.48
                                                               --------    --------
                                                               --------    --------

* When an option for a unit of Nvest is exercised, the Operating Partnership issues a unit to Nvest. This increases Nvest's relative ownership interest in the Operating Partnership. Dilution due to option exercises occurs at the Operating Partnership and effects Nvest proportionately.



NOTE 6 - INVESTMENT IN THE OPERATING PARTNERSHIP

Investment activity in the Operating Partnership for the three months ended March 31, 1999 follows (in thousands):

Investment in the Operating Partnership at December 31, 1998               $ 71,831

  Investment from exercise of options and other unit issuances                 --

  Investment from unit exchanges (Note 3)                                       476

  Sale of units of the Operating Partnership (Note 4)                        (4,056)

  Equity in earnings of the Operating Partnership                             3,967

  Distributions declared by the Operating Partnership ($0.77 per unit)       (4,921)
                                                                          ----------
Investment in the Operating Partnership at March 31, 1999                  $ 67,297
                                                                          ----------
                                                                          ----------



                                   NVEST, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)




NOTE 7 - CONTINGENT LIABILITIES

The business units of the Operating Partnership are from time to time subject to legal proceedings and claims which arise in the course of their businesses. In the opinion of management, the amount of any ultimate liability with respect to currently pending actions will not have a material adverse effect on the results of operations or financial condition of Nvest.


NOTE 8 - TAX CONSIDERATIONS FOR PUBLIC UNITHOLDERS

Unitholders of Nvest have two principal tax advantages compared to shareholders of corporations. First, limited partnerships, such as Nvest and the Operating Partnership, do not pay federal corporate income taxes. As a publicly traded partnership, Nvest is, however, subject to a 3.5% federal tax on its gross income. This results in an overall tax expense that is roughly one-half of what Nvest would pay if it were taxed as a corporation. The partnership structure permits Nvest to retain a significantly higher percentage of its cash flow, and thereby to pay higher distributions to Nvest unitholders, than if it were taxed as a corporation.

The second principal tax benefit is that purchasers of Nvest units after August 10, 1993, are allowed an additional deduction that reduces the amount of income on which they pay taxes. This deduction permits such unitholders to amortize a substantial portion of the price paid for Nvest units over 15 years and significantly reduces the current effective tax rate on distributions paid by Nvest to unitholders. Due to this amortization benefit, the cash distributions that Nvest pays to unitholders are likely to continue to exceed the amount of taxable income on which unitholders must pay taxes. Amortization deductions decrease the tax basis of units held and will likely be recaptured as ordinary income if and when the units are sold.

A hypothetical example of the amount of the amortization tax benefit for 1998 is explained in detail in Note 5 to the financial statements of Nvest contained in Nvest's annual report on form 10-K for the year ended December 31, 1998. For the first quarter of 1999, Nvest estimates that taxable income to the public unitholder before the amortization deduction was approximately $0.78 per unit. The amount of the amortization deduction varies depending on the purchase price and other factors. However, using a purchase price in December 1998 of $26.75 per unit (of which approximately $23 would represent amortizable assets), the amortization deduction would reduce net taxable income by $0.38, resulting in a deferral of nearly 50% of that quarter's taxable income until the units are sold. The relative value of this tax benefit will vary depending on a number of factors, including the unit purchase price and the amount of taxable income allocable to unitholders. For the first quarter, Nvest declared a distribution of $0.63 per unit. Under this illustration, the effective tax rate to the unitholder on the distributions for this quarter would be approximately 25%. Based on the assumptions above, the tax benefit for the quarter ended March 31, 1999 is shown in tabular form as follows:

                                   NVEST, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)



NOTE 8 - TAX CONSIDERATIONS FOR PUBLIC UNITHOLDERS (CONTINUED)



                                                                                                                  PER
                                                                                                                  UNIT
                                                                                                                 ------
    Distributions declared for the first quarter of 1999                                                       $  0.63
    Allocation of estimated taxable income prior to tax amortization of the purchase price      $     0.78
    Less  estimated  tax  amortization  allocation  of the  purchase  price (1/15 OF $23.00
      FOR ONE QUARTER)                                                                               (0.38)
                                                                                                -----------
           Net taxable income                                                                   $     0.40
    Estimated income tax (ASSUMED 40% PERSONAL INCOME TAX RATE)                                                  (0.16)
                                                                                                                 -----
           Total distributions declared for the first quarter of 1999, net of income taxes                     $  0.47
                                                                                                                ------
                                                                                                                ------


This example is based solely on estimates of taxable income for the first quarter of 1999. Under Federal law, unitholders are required to pay tax on their allocable share of Nvest's taxable income regardless of the amount of distributions paid. Distributions in excess of net taxable income are not subject to tax in 1999 but decrease a unitholder's tax basis by a like amount. As individual tax situations may vary, each prospective purchaser is urged to consult with his or her tax advisor.

The statements herein may constitute forward-looking statements within the meaning of the federal securities laws. The accuracy of these forward-looking statements depends in large part on the interpretation and application of tax laws and regulations, which are subject to change, and estimates made by Nvest based on such interpretations.

                           THE OPERATING PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)



                                                        DECEMBER 31, 1998   MARCH 31, 1999
                                                        -----------------   --------------
                                                                             (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                  $ 52,135          $ 31,526
  Management and advisory fees receivable                      98,914           101,168
  Investment securities                                        18,715            18,095
  Other                                                         7,057             9,588
                                                          -----------        -----------
    Total current assets                                      176,821           160,377

Intangible assets:
  Investment advisory contracts                               505,292           496,576
  Goodwill                                                    131,291           130,963
Fixed assets                                                   34,708            38,013
Other assets                                                   51,270            53,302
                                                          -----------        -----------
    Total assets                                             $899,382          $879,231
                                                          -----------        -----------
                                                          -----------        -----------
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable and accrued expenses                      $124,317          $ 89,001
  Distribution payable                                         34,439            34,320
  Notes payable                                                 4,437            30,260
                                                          -----------        -----------
    Total current liabilities                                 163,193           153,581
  Deferred compensation, benefits and other                    19,307            19,759
  Notes payable                                               270,000           270,000
                                                          -----------        -----------
    Total liabilities                                         452,500           443,340

Contingent liabilities (Note 3)

Partners' capital (44,726,000 units at December 31,
  1998 and 44,572,000 units at March 31, 1999)                446,882           435,891
                                                          -----------        -----------
    Total liabilities and partners' capital                  $899,382          $879,231
                                                          -----------        -----------
                                                          -----------        -----------

          See Accompanying Notes to Consolidated Financial Statements.

                            THE OPERATING PARTNERSHIP
                        CONSOLIDATED STATEMENT OF INCOME
                 (in thousands, except per unit data, unaudited)

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                 ---------------------
                                                   1998         1999
                                                 --------     --------
REVENUES
     Management and advisory fees                $150,892     $148,313
     Other revenues and interest income            12,562       14,391
                                                 --------     --------
                                                  163,454      162,704
                                                 --------     --------
EXPENSES
     Compensation and benefits                     81,254       82,834
     Restricted unit plan compensation                971          933
     Amortization of intangibles                    9,834       10,110
     Depreciation and amortization                  1,934        2,308
     Occupancy, equipment and systems               7,886        8,377
     Interest expense                               5,418        5,306
     Other                                         28,086       24,969
                                                 --------     --------
                                                  135,383      134,837
                                                 --------     --------
Income before income taxes                         28,071       27,867
     Income tax expense                             1,024        1,289
                                                 --------     --------
Net income                                       $ 27,047     $ 26,578
                                                 --------     --------
                                                 --------     --------

Distributions declared per unit                  $   0.74     $   0.77
                                                 --------     --------
                                                 --------     --------
Weighted average units outstanding - diluted       45,209       44,669
                                                 --------     --------
                                                 --------     --------



          See Accompanying Notes to Consolidated Financial Statements.

                            THE OPERATING PARTNERSHIP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands, unaudited)

                                                                        THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      ----------------------
                                                                        1998          1999
                                                                      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                       $ 27,047      $ 26,578
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Amortization of intangibles                                     9,834        10,110
         Restricted unit plan compensation                                 971           933
                                                                      --------      --------
             Subtotal                                                   37,852        37,621
         Depreciation and amortization                                   1,934         2,308
         Increase in accounts receivable and other assets              (11,407)       (6,321)
         Decrease in accounts payable and other liabilities            (11,899)      (31,279)
                                                                      --------      --------
     Net cash provided by operating activities                          16,480         2,329
                                                                      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                               (5,445)       (5,613)
     Acquisition payments                                              (10,652)       (4,652)
                                                                      --------      --------
     Net cash used in investing activities                             (16,097)      (10,265)
                                                                      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions paid to unitholders                                 (35,539)      (34,441)
     Proceeds from issuance of units - exercised options                   835          --
     Payment for retirement of units                                                  (4,056)
     Proceeds from (repayment of) notes payable                        (34,900)       25,824
                                                                      --------      --------
     Net cash used in financing activities                             (69,604)      (12,673)
                                                                      --------      --------
     Net decrease in cash and cash equivalents                         (69,221)      (20,609)
Cash and cash equivalents, beginning of period                          91,986        52,135
                                                                      --------      --------
Cash and cash equivalents, end of period                              $ 22,765      $ 31,526
                                                                      --------      --------
                                                                      --------      --------
Cash paid during the period for interest                              $  5,959      $  5,574
                                                                      --------      --------
                                                                      --------      --------
Cash paid during the period for income taxes                          $    156      $  2,665
                                                                      --------      --------
                                                                      --------      --------


Supplemental disclosure of non-cash increase in partners' capital     $    250      $   --
                                                                      --------      --------
                                                                      --------      --------

          See Accompanying Notes to Consolidated Financial Statements.

                            THE OPERATING PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - ORGANIZATION

Nvest Companies, L.P. (the "Operating Partnership") operates through investment management firms that offer a broad array of investment management products and styles across a wide range of asset categories to institutions, mutual funds and private clients. The business of the Operating Partnership was conducted by Nvest, L.P. ("Nvest") prior to the Restructuring completed on December 31, 1997, as described more fully in Note 1 of the financial statements of Nvest included herein.


NOTE 2 - BASIS OF PRESENTATION


The unaudited consolidated financial statements of the Operating Partnership should be read in conjunction with the annual report of Nvest filed on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the financial statements of the Operating Partnership at March 31, 1999 and for the three month periods ended March 31, 1998 and 1999.

Certain amounts in prior period financial statements have been reclassified to conform with the 1999 presentation.


NOTE 3 - CONTINGENT LIABILITIES

The business units of the Operating Partnership are from time to time subject to legal proceedings and claims which arise in the course of their businesses. In the opinion of management, the amount of any ultimate liability with respect to currently pending actions will not have a material adverse effect on the results of operations or financial condition of the Operating Partnership.


NOTE 4 - UNIT REPURCHASE PLAN

On September 15, 1998, the Board of Directors of the general partner of Nvest and the Operating Partnership approved a plan to repurchase up to one million limited partnership units of the partnerships. The repurchase plan authorizes the purchase of units over a twelve-month period in either the open market or privately negotiated transactions. In the case of purchases of Nvest units, the Operating Partnership has made and is expected to continue to make a corresponding purchase at the same cost of Operating Partnership units from Nvest. During the three months ended March 31, 1999, 153,800 units were repurchased at a cost of $4,056,000.

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


Any statements in this report that are not historical facts are intended to fall within the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. These statements may be identified by such forward-looking terminology as "expect," "look," "believe," "anticipate," "may," "will," or similar statements or variations of such terms. Any forward-looking statements should be considered in light of the risks and uncertainties associated with Nvest and the Operating Partnership and their businesses, economic and market conditions prevailing from time to time, and the application and interpretation of federal and state tax laws and regulations, all of which are subject to material changes and which may cause actual results to vary materially from what had been anticipated. Certain factors that affect Nvest and the Operating Partnership have been described in Nvest's Annual Report on Form 10-K for the year ended December 31, 1998, particularly under Item 1, "Business--Forward-Looking Statements" and include factors such as conditions affecting fee revenues, reliance on key personnel, competition, regulatory and legal matters, and tax considerations. Readers are encouraged to review these factors carefully. The description of the potential effects of the Year 2000 issue includes forward-looking statements.

GENERAL

At year-end 1997, Nvest completed a restructuring (the "Restructuring") that included the transfer of its business, assets and liabilities to a newly formed operating partnership, Nvest Companies, L.P. (the "Operating Partnership"). As a result of the Restructuring, Nvest's sole asset consists of its economic interest in the Operating Partnership. Nvest records its investment in the Operating Partnership under the equity method of accounting based on its proportionate share of net income of the Operating Partnership. At March 31, 1999, Nvest owned approximately 6.4 million units, or approximately 14% of the economic interests in the Operating Partnership. As part of the Restructuring, Nvest elected to retain its partnership tax status in return for paying an annual 3.5% federal gross income tax on its proportionate share of the gross income of the Operating Partnership. For further information regarding the Restructuring, please refer to Nvest's Annual Report on Form 10-K for the year ended December 31, 1998, particularly the discussion under Item 1, "Business--1997 Restructuring of the Partnership."

As a result of the Restructuring, Management's Discussion and Analysis includes two sections. In the first section, the results of Nvest for the three months ended March 31, 1999 are compared to the results for the three months ended March 31, 1998. In the second section, the results of the Operating Partnership for the three months ended March 31, 1999 are compared to the results for the three months ended March 31, 1998.

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                                  NVEST, L.P.

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                          ------------------------
                                                              1998          1999
                                                          ---------    ---------
                                                      (in thousands, except per unit data)

THE OPERATING PARTNERSHIP

  Net income                                                 $27,047      $26,578
  Add back restricted unit plan compensation *                   971          933
                                                           ---------    ---------
  Net income available for allocation                        $28,018      $27,511
                                                           ---------    ---------
                                                           ---------    ---------

NVEST, L.P.
  Percentage ownership of the Operating Partnership on a
   weighted average basis - basic                             14.146%      14.420%
                                                           ---------    ---------
                                                           ---------    ---------
  Equity in earnings of the Operating Partnership            $ 3,964      $ 3,967
  Gross income tax and other expenses, net                       881          881
                                                           ---------    ---------
  Net income                                                 $ 3,083      $ 3,086
                                                           ---------    ---------
                                                           ---------    ---------
  Net income per unit - diluted **                           $  0.48      $  0.48
                                                           ---------    ---------
                                                           ---------    ---------
  Distributions declared per unit                            $  0.60      $  0.63
                                                           ---------    ---------
                                                           ---------    ---------
  Weighted average units outstanding - diluted                 7,017        6,484
                                                           ---------    ---------
                                                           ---------    ---------


* Restricted unit plan compensation is fully allocated to certain limited partners of the Operating Partnership, and is added back to net income to determine net income available for allocation.

** Net income per unit - diluted is calculated using Nvest's percentage ownership of the Operating Partnership on a diluted basis, which was 15.521% and 14.516% for the three months ended March 31, 1998 and 1999, respectively, based on weighted average units outstanding.


GENERAL

Nvest derives its net income and cash available for distribution from its ownership of units in the Operating Partnership. At March 31, 1999, Nvest owned approximately 6.4 million units, representing an approximate 14% interest. Each quarter Nvest distributes to its unitholders substantially all of the distributions received from the Operating Partnership after accruing its federal and state tax obligations and miscellaneous operating expenses. Nvest's major expense is the 3.5% federal gross income tax that is payable on Nvest's proportionate share of the Operating Partnership's gross income.

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                             NVEST, L.P. (CONTINUED)

DISTRIBUTIONS TO UNITHOLDERS

On March 18, 1999, the Operating Partnership declared a quarterly distribution of $0.77 per unit, payable on May 17, 1999. Nvest, in turn, declared a distribution of $0.63 per unit, with the $0.14 difference consisting primarily of the tax obligations discussed above. The Operating Partnership has significant non-cash expenses which allow both it and, therefore, Nvest to maintain a distribution level in excess of net income. Changes in operating cash flow of the Operating Partnership directly impact the amount of distributions that Nvest may pay.

STATEMENT OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

Net income of Nvest of $0.48 per unit (diluted) for the three months ended March 31, 1999 was unchanged from net income per unit (diluted) of $0.48 for the three months ended March 31, 1998, reflecting the relatively flat results of the Operating Partnership.

Equity in earnings of the Operating Partnership of $4.0 million for the three months ended March 31, 1999 was the same as the three months ended March 31, 1998. Nvest receives a pro rata share of the Operating Partnership's net income available for allocation based on its equity interest in the Operating Partnership. Nvest's pro rata share of the Operating Partnership increased to 14.4% based on weighted average units outstanding (basic) for the first quarter of 1999, compared to 14.1% for the first quarter of 1998, due to exchanges of units by holders at the Operating Partnership offset by sales of Operating Partnership units (see Notes 3 and 4 of the Nvest financial statements).

Gross income tax and other expenses of $0.9 million for the three months ended March 31, 1999 were also unchanged from the three months ended March 31, 1998. Gross income tax and other expenses consist primarily of a 3.5% federal tax on Nvest's proportionate share of the gross income of the Operating Partnership.


CAPITAL RESOURCES AND LIQUIDITY

Nvest distributes to its unitholders substantially all of the distributions received from the Operating Partnership, after accruing its tax obligations and miscellaneous operating expenses. To the extent that there are any temporary cash shortfalls due to the timing of tax payments and the receipt of quarterly distributions, the Operating Partnership will extend short-term loans to Nvest.

Distributions paid during the first quarter of 1998 of $5.0 million exceeded the distributions paid during the first quarter of 1999 of $4.1 million. The 1998 payment of $5.0 million represents the distribution declared during the fourth quarter of 1997, when Nvest was not subject to the 3.5% federal gross income tax.

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



                           THE OPERATING PARTNERSHIP

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                   ----------------------------------
                                                         1998             1999
                                                   -------------    -----------------
                                                   (in thousands, except per unit data)

Revenues                                              $163,454               $162,704
                                                   -------------         ------------
Expenses:
   Restricted unit plan compensation                       971                    933
   Amortization of intangibles                           9,834                 10,110
   Compensation and other expenses                     125,602                125,083
                                                   -------------         ------------
                                                       136,407                136,126
                                                   -------------         ------------
Net income                                            $ 27,047               $ 26,578
                                                   -------------         ------------
                                                   -------------         ------------
Operating cash flow (1)                               $ 37,852               $ 37,621
                                                   -------------         ------------
                                                   -------------         ------------
Operating cash flow per unit - diluted (1)            $   0.84               $   0.84
                                                   -------------         ------------
                                                   -------------         ------------
Distributions declared per unit                       $   0.74               $   0.77
                                                   -------------         ------------
                                                   -------------         ------------
Weighted average units outstanding - diluted            45,209                 44,669
                                                   -------------         ------------
                                                   -------------         ------------


NOTE:
(1) Operating cash flow is defined as net income plus non-cash charges for amortization of intangibles and restricted unit plan compensation. Operating cash flow per unit should not be construed as an alternative to net income per unit of Nvest, L.P. or as an alternative to cash flow from operating activities as reported in the consolidated statement of cash flows. Operating cash flow, as calculated above, may not be consistent with comparable computations by other companies.

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                      THE OPERATING PARTNERSHIP (CONTINUED)


GENERAL

The Operating Partnership is an investment management firm with approximately $133 billion in assets under management at March 31, 1999. It operates through eleven investment management firms and six distribution and consulting firms to provide a wide array of investment styles and products to institutional, mutual fund and private client markets. The Operating Partnership's assets under management include equity and fixed income securities, money market funds and real estate.

The Operating Partnership seeks to grow by expanding the investment management firms' capabilities, pursuing the acquisition of investment management firms, and expanding marketing efforts and distribution channels. The Operating Partnership supports its firms' existing businesses and new initiatives that demonstrate substantial potential for growth in assets under management by allocating capital and other resources to those businesses and initiatives. In addition, the Operating Partnership and the investment management firms identify opportunities for joint marketing efforts, enhanced distribution of investment products (such as mutual funds) and operational efficiencies across the organization.

The Operating Partnership's revenues derive primarily from management and advisory fees earned from services provided by the investment management firms. For institutional and private clients, fees are generally billed quarterly and are calculated as a percentage of actual assets under management at the beginning or end of the calendar quarter. For mutual fund clients, fees are billed monthly and are calculated as a percentage of the fund's average daily net assets. Changes in assets under management, which can result from changes in market values of securities, net client inflows or outflows, and acquisitions, have a major impact on revenues earned by the Operating Partnership. The Operating Partnership can also earn additional management and advisory fee revenues as a result of performance fees and transaction fees. Such fees are generally earned at the end of the performance contract period or upon completion of specific transactions, sometimes resulting in periodic fluctuations in the recognition of such revenues.

In addition to management and advisory fees, the Operating Partnership earns other revenues related to services provided to mutual funds and other clients, distribution fees and sales fees.

DISTRIBUTION POLICY


The Operating Partnership generally distributes to its unitholders operating cash flow not required for normal business operations and working capital needs, including support of its growth strategy and the repurchase of units. Operating cash flow is defined as net income plus non-cash charges for amortization of intangibles and restricted unit plan compensation. During the first quarter of 1999, the Operating Partnership declared a distribution of $0.77 per unit, compared to $0.74 per unit declared during the first quarter of 1998. Distributions declared per unit represented approximately 92 percent of the Operating Partnership's operating cash flow per unit for the first quarter of 1999.

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                      THE OPERATING PARTNERSHIP (CONTINUED)

ASSETS UNDER MANAGEMENT

                                              MARCH 31,      DECEMBER 31,       MARCH 31,
                                                1998             1998             1999
                                                ----             ----             ----
CLIENT TYPE (IN BILLIONS):
     Institutional                             $   84           $   87        $   87
     Mutual Funds                                  38               36            35
     Private Accounts and Other                    13               12            11
                                              -------          -------       --------
                                               $  135           $  135        $  133
                                              -------          -------       --------
                                              -------          -------       --------

ASSET CLASS (IN BILLIONS):
      Equity                                   $   66           $   62        $   56
      Fixed Income                                 54               58            61
      Money Market                                 10                9            11
      Real Estate                                   5                6             5
                                              -------          -------       --------
                                               $  135           $  135        $  133
                                              -------          -------       --------
                                              -------          -------       --------


At March 31, 1999, assets under management of $133 billion had decreased $2 billion from $135 billion at December 31, 1998. The Operating Partnership has a greater weighting of domestic equity assets in the value investment style across large, mid and small capitalization stocks. This investment style has historically produced very competitive long-term returns but recently has lagged the market. This has resulted in the overall equity performance of the investment advisory firms trailing the performance of indices for larger capitalization growth stocks, such as the S&P 500. Domestic value style equity portfolios continued to lag the S&P 500 during the first quarter of 1999, leading to a decline in assets for the Operating Partnership's domestic value equity products. This was partially offset by increases in assets in the institutional fixed income and risk-adjusted equity products. Domestic value equity products represented approximately 60% of the Operating Partnership's equity assets at March 31, 1999. A continuing disparity in returns between value stocks and large capitalization growth stocks, should it occur, would negatively impact the Operating Partnership's ability to gather and retain equity assets under management.


STATEMENT OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

Net income of $26.6 million for the three months ended March 31, 1999 decreased $0.4 million from $27.0 million for the three months ended March 31, 1998. The slight decline reflects a leveling off of average assets under management during the first quarter of 1999 compared to the first quarter of 1998 and a decrease in management and advisory fee revenues, which was partially offset by lower expenses.


Management and advisory fees of $148.3 million for the three months ended March 31, 1999 decreased $2.6 million (or 2%) from $150.9 million for the three months ended March 31, 1998. Mutual fund revenues decreased $3.0 million as a result of lower revenues from domestic value style equity products. On the institutional side, increased revenues from fixed income and risk-adjusted equity products more than offset lower revenues from domestic value style equity portfolios and real estate fees, the timing of a portion of which is subject to the completion of specific transactions.

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                      THE OPERATING PARTNERSHIP (CONTINUED)

Other revenues and interest income of $14.4 million for the three months ended March 31, 1999 increased $1.8 million from $12.6 million for the three months ended March 31, 1998. The increase resulted primarily from client servicing fees, including trading commissions and transfer agency fees.

Compensation and benefits of $82.8 million for the three months ended March 31, 1999 increased $1.6 million compared to the same period last year and consisted of 51% base compensation and 49% variable compensation. Variable compensation, which results from subsidiary incentive payments based on profitability, investment portfolio performance, new business sales, and participation in the subsidiaries' growth in revenues and profits, declined slightly compared to the first quarter of last year. Base compensation increased as a result of annual salary increases and increased staffing.

Occupancy, equipment and systems expense of $8.4 million for the three months ended March 31, 1999 increased $0.5 million from the three months ended March 31, 1998 due to lease renewals at higher rates and costs associated with expanded business activities.

Other expense of $25.0 million for the three months ended March 31, 1999, decreased $3.1 million from the three months ended March 31, 1998. Increases in third party distribution expenses were more than offset by decreases in discretionary expenses for marketing and advertising and other subsidiary expenses.

Income tax expense of $1.3 million for the three months ended March 31, 1999 increased $0.3 million from the three months ended March 31, 1998. The increase resulted from higher profits at the corporate subsidiaries for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998.


CAPITAL RESOURCES AND LIQUIDITY

Operating cash flow not required for normal business operations and working capital needs, including support of the Operating Partnership's growth strategy and the repurchase of units, is generally distributed to unitholders each quarter. Distributions to unitholders are typically declared during the last month of calendar quarters. The Operating Partnership has the ability to make distributions in excess of net income due to its non-cash amortization expense. On March 18, 1999, the Operating Partnership declared a distribution of $0.77 per unit compared to the $0.74 per unit distribution declared in the first quarter of 1998. On a per unit basis, the Operating Partnership paid out approximately 92% of its operating cash flow in distributions during the first quarter of 1999.

A substantial portion of the Operating Partnership's 1998 annual variable compensation payments were paid during the first quarter of 1999, resulting in the reduction in cash flow from operating activities during the first quarter of 1999 as compared to the first quarter of 1998.

At March 31, 1999, the Operating Partnership had used $25 million of its $185 million in credit lines as short-term financing to fund the annual variable compensation payments described above. This borrowing is expected to be repaid during the second quarter with cash flow generated from operating activities.

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

The Operating Partnership operates through separate, affiliated operating companies that provide investment management, distribution and consulting services. Each operating company has its own independent internal local area network (LAN) computer system. All of the operating companies lease their office space from third parties and certain of the operating companies conduct business through multiple locations in major cities. Although each operating company conducts business independently, many of the companies use similar third party software and have common relationships and dependencies with third party service providers.

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

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 (CONTINUED)

ASSESSMENT. The Operating Partnership and its affiliated operating companies believe that they have identified all material programs, systems, equipment and external relationships and dependencies. The key systems and processes involving Year 2000 issues for the operating companies generally include computer hardware and software relating to portfolio accounting systems and LANs; the securities transaction settlement process and transfer agency functions; and customary logistical services associated with occupying buildings and property, including management of real estate for client portfolios.


The companies also believe that they have completed the process of assessing Year 2000 issues in their operations, including identification of the material projects necessary to allow the firms to operate and process data into the next century. Many of these projects have now been completed. As projects are completed, the key systems and processes are being tested for compliance with the Year 2000. Depending on the results of testing, additional projects may become necessary.


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


IMPLEMENTATION. The operating companies have made significant progress in implementing steps required for their Year 2000 projects, including repairing, replacing or modifying material programs and systems in order to be Year 2000 compliant. At certain operating companies, this process includes purchasing or developing new software systems that are Year 2000 compliant, and the acceleration of planned replacement of systems, such as portfolio accounting systems, in conjunction with achieving Year 2000 compliance. Certain of these projects have been completed and others are expected to be completed during the second and third quarters of this year.

TESTING. The operating companies have also completed or made progress on testing systems used in their operations. The scope of testing will vary from firm to firm depending on the nature of the firm's business and the need for testing. The testing process will include generally each operating company's internal hardware and software systems and, in certain cases, participation in individual, point-to-point testing with critical third party service providers and in industry-wide testing. The companies began internal and external testing in the fourth quarter of last year and have completed a substantial portion of planned testing. Additional testing is expected to continue in the second and third quarters of this year. This process will also involve examining the results of testing of internal systems and external relationships and dependencies, as appropriate, and review of information regarding the status of Year 2000 compliance programs of third parties with which the firms have relationships and dependencies.

The Operating Partnership and the affiliated operating companies anticipate that the aggregate cost of their efforts to achieve Year 2000 compliance will be between $12-15 million. These amounts represent the historical amounts spent and estimated future cost of purchasing replacement software and hardware, and modifying existing hardware and software for Year 2000 compliance. They include the cost of purchasing and implementing planned replacement of software (such as portfolio accounting software) that was accelerated, at least in part, due to Year 2000 issues. The estimated aggregate expense amount includes the cost of outside consultants engaged on Year 2000 issues, but does not include salary and benefit expense of technical or other operating personnel at the firms. Through March 31, 1999, approximately $10.6 million has been spent on Year 2000 compliance efforts. The cost of Year 2000 planning and implementation is paid out of operating cash flow. The Operating Partnership does not currently believe that such costs will, in the aggregate, cause the deferral of other material IT projects at the operating companies as a group. Year 2000 costs are expected to constitute approximately one-third of the aggregate IT budget of the companies as a group for 1999. Management believes the cost of implementing the action plans for Year 2000 compliance will not have a material adverse effect on the operating results or financial condition of Nvest or the Operating Partnership.

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 (CONTINUED)

Each of the operating companies is developing contingency plans to address potential Year 2000 problems associated with mission-critical internal systems and third party relationships and dependencies. These plans will vary depending on each company's business needs. Certain of the companies have made substantial progress in developing contingency plans.

Notwithstanding the Year 2000 efforts undertaken and planned, one or more of the operating companies, and third parties with whom they have material relationships, may not achieve Year 2000 compliance in a timely manner. The Operating Partnership has not undertaken a comprehensive analysis of the operational problems (or the related costs, including potential lost revenues) that are reasonably likely to impact the Operating Partnership and its affiliated operating companies if this occurs. Given the different systems and business relationships of the operating companies, such an analysis on an aggregate basis for the Operating Partnership as a whole may not be practical. However, as a general matter, taking into account the level of effort undertaken to date and planned to be taken, the Operating Partnership believes that the most reasonably likely worst case scenario is that, notwithstanding the Year 2000 efforts of the Operating Partnership and the operating companies, one or more of the companies may experience difficulties in conducting all or a portion of normal business operations on behalf of clients for a period of time due to one or more mission-critical system failures. Such difficulties could arise out of Year 2000 problems experienced by one or more of the companies in their own IT systems (or in non-IT, embedded computer-controlled systems in buildings in which they operate), such as a temporary inability to process or track trades and other transactions on behalf of clients in a timely manner. Difficulties experienced by essential third party service providers could also hinder, or in some cases, prevent, the companies from conducting normal business operations. Due to the inherent uncertainty involved in evaluating at this time the extent to which such disruptions may occur despite the efforts to address Year 2000 problems or the extent to which such disruptions could affect normal business operations, Nvest is not able to estimate the amount of potential lost revenues or other losses that might result if such disruptions were in fact to occur. However, if normal business operations were materially disrupted, it could have a material adverse impact on the results of operations of the Operating Partnership and Nvest.

The businesses of the operating companies of the Operating Partnership are substantially dependent upon their ability to execute securities transactions and track changes in client portfolios. If one or more of the operating companies experienced material difficulties due to Year 2000 issues, or if the third parties with which the operating companies do business experienced such difficulties, it could have a material adverse effect on the results of operations and business of the Operating Partnership as a whole. This could, in turn, have a material adverse effect on the results of operations of Nvest.

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

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Item 3 of Nvest's Form 10-K for the year ended December 31, 1998 reports on a pending trial in the suit brought by the California Ironworkers Field Pension Trust and several related trusts (the "Trusts") against the Operating Partnership's subsidiary, Loomis, Sayles & Company, L.P. ("Loomis Sayles"). Following trial, on March 26, 1999, the U.S. District Court for the Central District of California entered a decision for Loomis Sayles on all remaining counts of the complaint, except for a limited claim relating to alleged overconcentration of investments in one Trust, as to which the court found for the Trust. The court has requested the parties to calculate damages with respect to that claim. The parties will have the right to appeal any final judgment entered by the court. In light of the limited nature of the remaining claim, management believes that any award of damages under the claim will not have a material adverse effect on the results of operations or financial condition of the Operating Partnership or Nvest.

The Operating Partnership's firms are from time to time involved in various legal proceedings and claims arising in the conduct of their investment management and other businesses. Management believes that any such claims and legal proceedings will not have a material adverse effect on the results of operations or financial condition of the Operating Partnership or Nvest.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

27.    Financial Data Schedule.


(B) REPORTS ON FORM 8-K

None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



NVEST, L.P.
Registrant




/S/ G. Neal Ryland                           May  14, 1999
-----------------------------------          -------------
G. Neal Ryland                               Date
Executive Vice President and
Chief Financial Officer


/s/ Kevin P. Charleston                      May  14, 1999
-----------------------------------          -------------
Senior Vice President and Treasurer          Date
(Principal Accounting Officer)