Form 10-Q
period 1999-06-30
NVEST LP
filed 1999-08-16
CIK 812488

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________________

Commission File Number: 1-9468

                                   NVEST, L.P.
                                   -----------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                   13-3405992
------------------------------------------   -----------------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                  Identification No.)

399 Boylston Street, Boston, Massachusetts                          02116
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


The issuer is a limited partnership. There were 6,250,605 units of limited partner interest and 110,000 units of general partner interest outstanding at July 31, 1999.



                                    1 of 27

                                   NVEST, L.P.
                               INDEX TO FORM 10-Q



PART I - FINANCIAL INFORMATION
                                                                                                            PAGE
ITEM 1.  FINANCIAL STATEMENTS

           FINANCIAL STATEMENTS OF NVEST, L.P. (THE "PARTNERSHIP")

              Balance Sheet as of December 31, 1998 and June 30, 1999                                         3

              Statement of Income for the three and six months ended June 30, 1998 and 1999                   4

              Statement of Cash Flows for the six months ended June 30, 1998 and 1999                         5

              Notes to Financial Statements                                                                   6

           FINANCIAL STATEMENTS OF NVEST COMPANIES, L.P. (THE "OPERATING PARTNERSHIP")

              Consolidated Balance Sheet as of December 31, 1998 and June 30, 1999                           10

              Consolidated Statement of Income for the three and six months ended June 30, 1998 and 1999     11

              Consolidated Statement of Cash Flows for the six months ended June 30, 1998 and 1999           12

              Notes to Consolidated Financial Statements                                                     13

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS             14

              Nvest, L.P.                                                                                    15

              The Operating Partnership                                                                      18

PART II -  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                                                 26

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                                  26


SIGNATURES                                                                                                   27


                                    2 of 27

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   NVEST, L.P.
                                  BALANCE SHEET
                                 (in thousands)


                                                                     DECEMBER 31, 1998        JUNE 30, 1999
                                                                                               (unaudited)
ASSETS

Current assets:
      Cash and cash equivalents                                     $ 2,772                          $ 3
      Distribution receivable from the Operating Partnership          5,017                        4,888
                                                                ------------                -------------
         Total current assets                                         7,789                        4,891

Investment in the Operating Partnership (Note 6)                     71,831                       65,165
                                                                ------------                -------------

         Total assets                                               $79,620                      $70,056
                                                                ------------                -------------
                                                                ------------                -------------

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
      Distribution payable                                          $ 4,105                      $ 4,000
      Gross income tax payable and accrued expenses                   3,622                          753
                                                                ------------                -------------
         Total current liabilities                                    7,727                        4,753

Contingent liabilities (Note 7)

Partners' capital (6,516,248 units at December 31, 1998
      and 6,348,580 units at June 30, 1999)                          71,893                       65,303
                                                                ------------                -------------

         Total liabilities and partners' capital                    $79,620                      $70,056
                                                                ------------                -------------
                                                                ------------                -------------


                 See Accompanying Notes to Financial Statements.


                                    3 of 27

                                  NVEST, L.P.,
                              STATEMENT OF INCOME
                (in thousands, except per unit data, unaudited)


                                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                    JUNE 30,                         JUNE 30,
                                                          -----------------------------    -----------------------------
                                                              1998            1999             1998            1999
                                                          ------------    -------------    ------------    -------------
REVENUES
     Equity in earnings of the Operating Partnership          $ 4,214          $ 3,750         $ 8,178          $ 7,717
     Interest income                                                5                6               5               45
                                                          ------------    -------------    ------------    -------------

                                                                4,219            3,756           8,183            7,762
EXPENSES
     Gross income tax and other expenses                          874              833           1,755            1,753
                                                          ------------    -------------    ------------    -------------

Net income                                                    $ 3,345          $ 2,923         $ 6,428          $ 6,009
                                                          ------------    -------------    ------------    -------------
                                                          ------------    -------------    ------------    -------------
Net income per unit (Note 5):
     Basic                                                    $  0.52          $  0.46         $  1.01          $  0.94
                                                          ------------    -------------    ------------    -------------
                                                          ------------    -------------    ------------    -------------
     Diluted                                                  $  0.51          $  0.46         $  0.99          $  0.94
                                                          ------------    -------------    ------------    -------------
                                                          ------------    -------------    ------------    -------------
Distributions declared per unit                               $  0.63          $  0.63         $  1.23          $  1.26
                                                          ------------    -------------    ------------    -------------
                                                          ------------    -------------    ------------    -------------
Weighted average units outstanding - diluted (Note 5)           7,242            6,401           7,130            6,443
                                                          ------------    -------------    ------------    -------------
                                                          ------------    -------------    ------------    -------------


                 See Accompanying Notes to Financial Statements.


                                    4 of 27

                                   NVEST, L.P.
                             STATEMENT OF CASH FLOWS
                            (in thousands, unaudited)

                                                                                                SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                     -------------------------------------
                                                                                          1998                 1999
                                                                                     ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                              $ 6,428              $ 6,009
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Equity in earnings of the Operating Partnership                                      (8,178)              (7,717)
         Distributions received from the Operating Partnership                                 9,699                9,936
         Increase (decrease) in  gross income tax payable and accrued expenses                 1,755               (2,868)
                                                                                     ----------------     ----------------
     Net cash provided by operating activities                                                 9,704                5,360
                                                                                     ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of units of the Operating Partnership - exercised options and other             (1,855)                   -
     Proceeds from sale of units of the Operating Partnership (Note 4)                             -                5,220
                                                                                     ----------------     ----------------
     Net cash provided by (used in) investing activities                                      (1,855)               5,220
                                                                                     ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions paid to unitholders                                                        (8,814)              (8,129)
     Proceeds from issuance of units - exercised options and other                             1,855                    -
     Payment for retirement of units (Note 4)                                                      -               (5,220)
                                                                                     ----------------     ----------------
     Net cash used in financing activities                                                    (6,959)             (13,349)
                                                                                     ----------------     ----------------

     Net increase in cash and cash equivalents                                                   890               (2,769)

Cash and cash equivalents, beginning of period                                                     -                2,772
                                                                                     ----------------     ----------------
Cash and cash equivalents, end of period                                                     $    890              $    3
                                                                                     ----------------     ----------------
                                                                                     ----------------     ----------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:
     Transfer of partners' capital from the Operating Partnership                            $ 2,748               $  644
                                                                                     ----------------     ----------------
                                                                                     ----------------     ----------------

                 See Accompanying Notes to Financial Statements.


                                    5 of 27

                                   NVEST, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - ORGANIZATION

Nvest, L.P. ("Nvest") is a publicly traded limited partnership listed on the New York Stock Exchange. Effective with a restructuring completed on December 31, 1997 (the "Restructuring"), Nvest's business currently is to engage in the investment advisory business by acting as advising general partner of Nvest Companies, L.P. (the "Operating Partnership"). The Operating Partnership operates through investment management firms that offer a broad array of investment management products and styles across a wide range of asset categories to institutions, mutual funds and private clients. Nvest's primary asset at June 30, 1999 was 6,348,580 units of the Operating Partnership, representing a general partner's interest in the Operating Partnership.

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


NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements of Nvest have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the annual report of Nvest filed on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the financial statements of Nvest at June 30, 1999 and for the three and six month periods ended June 30, 1998 and 1999. The financial statements of Nvest should also be read in conjunction with the consolidated financial statements of the Operating Partnership included herein.

NOTE 3 - EXCHANGE OF NVEST COMPANIES, L.P. UNITS FOR NVEST, L.P. UNITS

Each quarter, Nvest provides holders of Operating Partnership units a limited opportunity to exchange their units for Nvest units, subject to applicable requirements intended to ensure that the Operating Partnership remains a private partnership. During the six months ended June 30, 1999, 34,605 Operating Partnership units had been exchanged for an equal number of Nvest units and Nvest had received 34,605 units of the Operating Partnership. On July 1, 1999, an additional 15,625 Operating Partnership units were exchanged for an equal number of Nvest units and Nvest received 15,625 units of the Operating Partnership.

In addition, consistent with federal tax law, the partnership agreement of the Operating Partnership generally permits holders of units to exchange a "block" of units at any time. A "block" for this purpose is at least equal to two percent of the outstanding units of the Operating Partnership, reduced by the units held by certain parties that are deemed to be affiliated with the Operating Partnership, including units held by Nvest. Currently, a "block" for this purpose is approximately 340,000 units.

NOTE 4 - UNIT REPURCHASE PLAN

On September 15, 1998, the Board of Directors of the general partner of Nvest and the Operating Partnership approved a plan to repurchase up to one million limited partnership units of the partnerships. The repurchase plan authorizes the purchase of units over a twelve-month period in either the open market or privately negotiated transactions. In the case of purchases of Nvest units, the Operating Partnership has made and is expected to continue to make a corresponding purchase at the same cost of Operating Partnership units from Nvest. During the three and six month periods ended June 30, 1999, the Operating Partnership repurchased 48,473 and 202,273 units at a cost of $ 1,164,000 and $5,220,000, respectively.


                                    6 of 27

                                   NVEST, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 5 - NET INCOME PER UNIT

The calculation of basic and diluted net income per unit and weighted average units outstanding follows:

                                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                   JUNE 30,                           JUNE 30,
                                                           ----------------------------     ----------------------------
                                                               1998           1999              1998           1999
                                                           -------------  -------------     -------------  -------------
                                                                        (in thousands, except per unit data)

Net income - for basic calculation                              $ 3,345        $ 2,923           $ 6,428        $ 6,009
     Additional equity in earnings of the Operating
     Partnership, net of gross income tax and
     other expenses, related to incremental
     units assumed outstanding *                                    341             10               640             31
                                                           -------------  -------------     -------------  -------------

Net income - for diluted calculation                            $ 3,686        $ 2,933           $ 7,068        $ 6,040
                                                           -------------  -------------     -------------  -------------
                                                           -------------  -------------     -------------  -------------

Weighted average units outstanding:
     Basic                                                        6,452          6,375             6,373          6,405
         Incremental units assumed outstanding
         from exercise of unit options *                            790             26               757             38
                                                           -------------  -------------     -------------  -------------

     Diluted                                                      7,242          6,401             7,130          6,443
                                                           -------------  -------------     -------------  -------------
                                                           -------------  -------------     -------------  -------------

Net income per unit:
     Basic                                                      $  0.52        $  0.46           $  1.01        $  0.94
                                                           -------------  -------------     -------------  -------------
                                                           -------------  -------------     -------------  -------------

     Diluted                                                    $  0.51        $  0.46           $  0.99        $  0.94
                                                           -------------  -------------     -------------  -------------
                                                           -------------  -------------     -------------  -------------


* When an option for a unit of Nvest is exercised, the Operating Partnership issues a unit to Nvest. This increases Nvest's relative ownership interest in the Operating Partnership. Dilution due to option exercises occurs at the Operating Partnership and affects Nvest proportionately.


NOTE 6 - INVESTMENT IN THE OPERATING PARTNERSHIP

Investment activity in the Operating Partnership for the six months ended June 30, 1999 follows (in thousands):

     Investment in the Operating Partnership at December 31, 1998                   $ 71,831

         Investment from exercise of options and other unit issuances                      -

         Investment from unit exchanges (Note 3)                                         644

         Sale of units of the Operating Partnership (Note 4)                          (5,220)

         Equity in earnings of the Operating Partnership                               7,717

         Distributions declared by the Operating Partnership ($1.54 per unit)         (9,807)
                                                                                -------------

     Investment in the Operating Partnership at June 30, 1999                       $ 65,165
                                                                                -------------
                                                                                -------------


                                    7 of 27

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

A hypothetical example of the amount of the amortization tax benefit for 1998 is explained in detail in Note 5 to the financial statements of Nvest contained in Nvest's annual report on form 10-K for the year ended December 31, 1998. For the six months ended June 30,1999, Nvest estimates that taxable income to the public unitholder before the amortization deduction was approximately $1.55 per unit. The amount of the amortization deduction varies depending on the purchase price and other factors. However, using a purchase price in December 1998 of $26.75 per unit (of which approximately $23 would represent amortizable assets), the amortization deduction would reduce net taxable income by $0.77 per unit, resulting in a deferral of nearly 50% of estimated taxable income until the units are sold. The relative value of this tax benefit will vary depending on a number of factors, including the unit purchase price and the amount of taxable income allocable to unitholders. For the six months ended June 30, 1999, Nvest declared distributions of $1.26 per unit. Under this illustration, the effective tax rate to the unitholder on the distributions for this quarter would be approximately 25%. Based on the assumptions above, the tax benefit for the six months ended June 30, 1999 is shown in tabular form as follows:


                                                                                                                 Per
                                                                                                                 Unit
    Distributions declared for the six months ended June 30, 1999                                              $   1.26
    Allocation of estimated taxable income prior to tax amortization of the purchase price      $     1.55
    Less  estimated  tax  amortization  allocation  of the  purchase  price (1/15 of $23.00 FOR
    TWO QUARTERS)                                                                                    (0.77)
                                                                                                      ----
           Net taxable income                                                                   $     0.78
    Estimated income tax (assumed 40% personal income tax rate)                                                   (0.31)
           Total distributions declared for the six months ended June 30, 1999, net of                             ---
                      income taxes                                                                             $   0.95
                                                                                                                   ----
                                                                                                                   ----


                                    8 of 27

                                   NVEST, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)



NOTE 8 - TAX CONSIDERATIONS FOR PUBLIC UNITHOLDERS (CONTINUED)

This example is based solely on estimates of taxable income for the six months ended June 30, 1999. Under Federal law, unitholders are required to pay tax on their allocable share of Nvest's taxable income regardless of the amount of distributions paid. Distributions in excess of net taxable income are not subject to tax in 1999 but decrease a unitholder's tax basis by a like amount. As individual tax situations may vary, each prospective purchaser is urged to consult with his or her tax advisor. The statements herein may constitute forward-looking statements within the meaning of the federal securities laws. The accuracy of these forward-looking statements depends in large part on the interpretation and application of tax laws and regulations, which are subject to change, and estimates made by Nvest based on such interpretations.

                            THE OPERATING PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)




                                                                      DECEMBER 31, 1998        JUNE 30, 1999
                                                                      -----------------        -------------
ASSETS                                                                                          (unaudited)
Current assets:
    Cash and cash equivalents                                     $  52,135                        $  29,467
    Management and advisory fees receivable                          98,914                          105,666
    Investment securities                                            18,715                           14,650
    Other                                                             7,057                           10,067
                                                               -------------                   --------------
         Total current assets                                       176,821                          159,850
Intangible assets:
    Investment advisory contracts                                   505,292                          487,594
    Goodwill                                                        131,291                          129,485
Fixed assets                                                         34,708                           38,821
Other assets                                                         51,270                           53,170
                                                               -------------                   --------------

         Total assets                                             $ 899,382                        $ 868,920
                                                               -------------                   --------------
                                                               -------------                   --------------

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
    Accounts payable and accrued expenses                         $ 124,317                        $ 102,322
    Distribution payable                                             34,439                           34,309
    Notes payable                                                     4,437                           16,667
                                                               -------------                   --------------
         Total current liabilities                                  163,193                          153,298

Deferred compensation, benefits and other                            19,307                           19,188
Notes payable                                                       270,000                          270,000
                                                               -------------                   --------------
         Total liabilities                                          452,500                          442,486

Contingent liabilities (Note 3)

Partners' capital (44,725,799 units at December 31,
    1998 and 44,523,526 units at June 30, 1999)                     446,882                          426,434
                                                               -------------                   --------------

         Total liabilities and partners' capital                  $ 899,382                        $ 868,920
                                                               -------------                   --------------
                                                               -------------                   --------------


          See Accompanying Notes to Consolidated Financial Statements.


                                    10 of 27

                            THE OPERATING PARTNERSHIP
                        CONSOLIDATED STATEMENT OF INCOME
                 (in thousands, except per unit data, unaudited)


                                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                    JUNE 30,                         JUNE 30,
                                                          -----------------------------    -----------------------------
                                                              1998            1999             1998            1999
                                                          ------------    -------------    ------------    -------------
REVENUES
     Management and advisory fees                           $ 158,773        $ 145,282       $ 309,665        $ 293,595
     Other revenues and interest income                        13,493           14,475          26,055           28,866
                                                          ------------    -------------    ------------    -------------

                                                              172,266          159,757         335,720          322,461
                                                          ------------    -------------    ------------    -------------
Expenses
     Compensation and benefits                                 86,315           78,333         167,569          161,167
     Restricted unit plan compensation                            955              879           1,926            1,812
     Amortization of intangibles                                9,901           10,129          19,735           20,239
     Depreciation and amortization                              2,090            2,327           4,024            4,635
     Occupancy, equipment and systems                           7,788            8,648          15,674           17,025
     Interest expense                                           5,265            5,389          10,683           10,695
     Other                                                     29,897           27,463          57,983           52,432
                                                          ------------    -------------    ------------    -------------

                                                              142,211          133,168         277,594          268,005
                                                          ------------    -------------    ------------    -------------

Income before income taxes                                     30,055           26,589          58,126           54,456
     Income tax expense                                         1,940            1,263           2,964            2,552
                                                          ------------    -------------    ------------    -------------

Net income                                                  $  28,115        $  25,326       $  55,162        $  51,904
                                                          ------------    -------------    ------------    -------------
                                                          ------------    -------------    ------------    -------------


Distributions declared per unit                             $    0.77        $    0.77       $    1.51        $    1.54
                                                          ------------    -------------    ------------    -------------
                                                          ------------    -------------    ------------    -------------
Weighted average units outstanding - diluted                   45,307           44,576          45,258           44,622
                                                          ------------    -------------    ------------    -------------
                                                          ------------    -------------    ------------    -------------


          See Accompanying Notes to Consolidated Financial Statements.


                                    11 of 27

                            THE OPERATING PARTNERSHIP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands, unaudited)

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                 --------------------------------------
                                                                                      1998                   1999
                                                                                 ----------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                         $ 55,162              $ 51,904
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Amortization of intangibles                                                      19,735                20,239
         Restricted unit plan compensation                                                 1,926                 1,812
                                                                                 ----------------       ---------------
             Subtotal                                                                     76,823                73,955
         Depreciation and amortization                                                     4,024                 4,635
         Increase in accounts receivable and other assets                                (10,583)               (7,938)
         Increase (decrease) in accounts payable and other liabilities                    17,028               (17,197)
                                                                                 ----------------       ---------------

     Net cash provided by operating activities                                            87,292                53,455
                                                                                 ----------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                 (8,607)               (8,748)
     Acquisition payments                                                                (11,667)               (5,652)
                                                                                 ----------------       ---------------

     Net cash used in investing activities                                               (20,274)              (14,400)
                                                                                 ----------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions paid to unitholders                                                   (68,480)              (68,733)
     Proceeds from issuance of units - exercised options                                   1,022                     -
     Payment for retirement of units                                                           -                (5,220)
     Proceeds from (repayment of) notes payable                                          (42,431)               12,230
                                                                                 ----------------       ---------------

     Net cash used in financing activities                                              (109,889)              (61,723)
                                                                                 ----------------       ---------------

     Net decrease in cash and cash equivalents                                           (42,871)              (22,668)

Cash and cash equivalents, beginning of period                                            91,986                52,135
                                                                                 ----------------       ---------------

Cash and cash equivalents, end of period                                                $ 49,115              $ 29,467
                                                                                 ----------------       ---------------
                                                                                 ----------------       ---------------

Cash paid during the period for interest                                                $ 11,161              $ 11,086
                                                                                 ----------------       ---------------
                                                                                 ----------------       ---------------


Cash paid during the period for income taxes                                            $  1,176              $  4,783
                                                                                 ----------------       ---------------
                                                                                 ----------------       ---------------


Supplemental disclosure of non-cash increase in partners' capital                       $    250              $      -
                                                                                 ----------------       ---------------
                                                                                 ----------------       ---------------



          See Accompanying Notes to Consolidated Financial Statements.


                                    12 of 27

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


NOTE 2 - BASIS OF PRESENTATION


The unaudited consolidated financial statements of the Operating Partnership should be read in conjunction with the annual report of Nvest filed on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the financial statements of the Operating Partnership at June 30, 1999 and for the three and six month periods ended June 30, 1998 and 1999.

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


NOTE 4 - UNIT REPURCHASE PLAN

On September 15, 1998, the Board of Directors of the general partner of Nvest and the Operating Partnership approved a plan to repurchase up to one million limited partnership units of the partnerships. The repurchase plan authorizes the purchase of units over a twelve-month period in either the open market or privately negotiated transactions. In the case of purchases of Nvest units, the Operating Partnership has made and is expected to continue to make a corresponding purchase at the same cost of Operating Partnership units from Nvest. During the three and six month periods ended June 30, 1999, the Operating Partnership repurchased 48,473 and 202,273 units at a cost of $1,164,000 and $5,220,000, respectively.


                                    13 of 27

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

GENERAL

At year-end 1997, Nvest completed a restructuring (the "Restructuring") that included the transfer of its business, assets and liabilities to a newly formed operating partnership, Nvest Companies, L.P. (the "Operating Partnership"). As a result of the Restructuring, Nvest's primary asset consists of its economic interest in the Operating Partnership. Nvest records its investment in the Operating Partnership under the equity method of accounting based on its proportionate share of net income of the Operating Partnership. At June 30, 1999, Nvest owned approximately 6.3 million units, or approximately 14% of the economic interests in the Operating Partnership. As part of the Restructuring, Nvest elected to retain its partnership tax status in return for paying an annual 3.5% federal gross income tax on its proportionate share of the gross income of the Operating Partnership. For further information regarding the Restructuring, please refer to Nvest's Annual Report on Form 10-K for the year ended December 31, 1998, particularly the discussion under Item 1, "Business--1997 Restructuring of the Partnership."

As a result of the Restructuring, Management's Discussion and Analysis includes two sections. In the first section, the results of Nvest for the three and six months ended June 30, 1999 are compared to the results for the three and six months ended June 30, 1998. In the second section, the results of the Operating Partnership for the three and six months ended June 30, 1999 are compared to the results for the three and six months ended June 30, 1998.


                                    14 of 27

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                                   NVEST, L.P.

                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                    JUNE 30,                         JUNE 30,
                                                          ------------------------------    -----------------------------
                                                              1998             1999             1998            1999
                                                          -------------    -------------    ------------    -------------
                                                                       (in thousands, except per unit data)
THE OPERATING PARTNERSHIP

     Net income                                               $ 28,115         $ 25,326        $ 55,162         $ 51,904
     Add back restricted unit plan compensation *                  955              879           1,926            1,812
                                                          -------------    -------------    ------------    -------------

     Net income available for allocation                      $ 29,070         $ 26,205        $ 57,088         $ 53,716
                                                          -------------    -------------    ------------    -------------
                                                          -------------    -------------    ------------    -------------


NVEST, L.P.

     Percentage ownership of the Operating Partnership
         on a weighted average basis - basic                   14.494%          14.310%         14.321%          14.365%
                                                          -------------    -------------    ------------    -------------
                                                          -------------    -------------    ------------    -------------

     Equity in earnings of the Operating Partnership          $  4,214         $  3,750        $  8,178         $  7,717
     Gross income tax and other expenses, net                      869              827           1,750            1,708
                                                          -------------    -------------    ------------    -------------

     Net income                                               $  3,345         $  2,923        $  6,428         $  6,009
                                                          -------------    -------------    ------------    -------------
                                                          -------------    -------------    ------------    -------------
     Net income per unit - diluted **                         $   0.51         $   0.46        $   0.99         $   0.94
                                                          -------------    -------------    ------------    -------------
                                                          -------------    -------------    ------------    -------------
     Distributions declared per unit                          $   0.63         $   0.63        $   1.23         $   1.26
                                                          -------------    -------------    ------------    -------------
                                                          -------------    -------------    ------------    -------------
     Weighted average units outstanding - diluted                7,242            6,401           7,130            6,443
                                                          -------------    -------------    ------------    -------------
                                                          -------------    -------------    ------------    -------------





* Restricted unit plan compensation is fully allocated to certain limited partners of the Operating Partnership, and is added back to net income to determine net income available for allocation.

** Net income per unit - diluted is calculated based on Nvest's percentage ownership of the Operating Partnership on a diluted basis, which was 15.984% and 14.360% for the three months ended June 30, 1998 and 1999, respectively, and 15.753% and 14.438% for the six months ended June 30, 1998 and 1999, respectively (see Note 5 of the Notes to Financial Statements of Nvest, L.P. for the calculation of net income per unit).


GENERAL

     Nvest derives its net income and cash available for distribution from its ownership of units in the Operating Partnership. At June 30, 1999, Nvest owned approximately 6.3 million units of the Operating Partnership, representing an approximate 14% interest. Each quarter, Nvest distributes to its unitholders substantially all of the distributions received from the Operating Partnership after accruing its federal and state tax obligations and miscellaneous operating expenses. Nvest's major expense is the 3.5% federal gross income tax that is payable on Nvest's proportionate share of the Operating Partnership's gross income.


                                    15 of 27

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                             NVEST, L.P. (CONTINUED)

DISTRIBUTIONS TO UNITHOLDERS

On June 9, 1999, the Operating Partnership declared a quarterly distribution of $0.77 per unit, payable on August 16, 1999. Nvest, in turn, declared a distribution of $0.63 per unit, with the $0.14 difference consisting primarily of the tax obligations discussed above. The Operating Partnership has significant non-cash expenses which allow both it and, therefore, Nvest to maintain a distribution level in excess of net income. Changes in operating cash flow of the Operating Partnership directly impact the amount of distributions that Nvest may pay.

STATEMENT OF INCOME FOR THE THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

Nvest's net income of $0.46 per unit (diluted) for the three months ended June 30, 1999 was down $0.05 from net income per unit (diluted) of $0.51 for the three months ended June 30, 1998, reflecting the lower net income of the Operating Partnership.

Equity in earnings of the Operating Partnership of $3.8 million for the three months ended June 30, 1999 was down $0.4 million from $4.2 million for the three months ended June 30, 1998. Nvest receives a pro rata share of the Operating Partnership's net income available for allocation based on its equity interest in the Operating Partnership. The decrease was primarily due to the lower net income of the Operating Partnership. See management's discussion and analysis of the Operating Partnership's results beginning on page 18.

Gross income tax and other expenses of $0.8 million for the three months ended June 30, 1999 decreased $0.1 million from $0.9 million for the three months ended June 30, 1998. Gross income tax and other expenses consist primarily of a 3.5% federal tax on Nvest's proportionate share of the gross income of the Operating Partnership.

STATEMENT OF INCOME FOR THE SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

Nvest's net income of $0.94 per unit (diluted) for the six months ended June 30, 1999 was down $0.05 from net income per unit (diluted) of $0.99 for the six months ended June 30, 1998, reflecting the lower net income of the Operating Partnership.

Equity in earnings of the Operating Partnership of $7.7 million for the six months ended June 30, 1999 was down $0.5 million from $8.2 million for the six months ended June 30, 1998. Nvest receives a pro rata share of the Operating Partnership's net income available for allocation based on its equity interest in the Operating Partnership. The decrease was primarily due to the lower net income of the Operating Partnership. See management's discussion and analysis of the Operating Partnership's results beginning on page 18.

Gross income tax and other expenses of $1.8 million for the six months ended June 30, 1999 was unchanged from the six months ended June 30, 1998. Gross income tax and other expenses consist primarily of a 3.5% federal tax on Nvest's proportionate share of the gross income of the Operating Partnership.


                                    16 of 27

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                             NVEST, L.P. (CONTINUED)


CAPITAL RESOURCES AND LIQUIDITY

Nvest distributes to its unitholders substantially all of the distributions received from the Operating Partnership, after accruing its tax obligations and miscellaneous operating expenses. To the extent that there are any temporary cash shortfalls due to the timing of tax payments and the receipt of quarterly distributions, the Operating Partnership makes short-term loans available to Nvest.


                                    17 of 27

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



                            THE OPERATING PARTNERSHIP

                                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                      JUNE 30,                            JUNE 30,
                                                          ---------------------------------    --------------------------------
                                                               1998              1999              1998              1999
                                                          ---------------   ---------------    --------------    --------------
                                                                       (in thousands, except per unit data)

Revenues                                                        $172,266          $159,757          $335,720          $322,461
                                                          ---------------   ---------------    --------------    --------------
Expenses:
     Restricted unit plan compensation                               955               879             1,926             1,812
     Amortization of intangibles                                   9,901            10,129            19,735            20,239
     Compensation and other expenses                             133,295           123,423           258,897           248,506
                                                          ---------------   ---------------    --------------    --------------
                                                                 144,151           134,431           280,558           270,557
                                                          ---------------   ---------------    --------------    --------------

Net income                                                      $ 28,115          $ 25,326          $ 55,162          $ 51,904
                                                          ---------------   ---------------    --------------    --------------
                                                          ---------------   ---------------    --------------    --------------

Operating cash flow (1)                                         $ 38,971          $ 36,334          $ 76,823          $ 73,955
                                                          ---------------   ---------------    --------------    --------------
                                                          ---------------   ---------------    --------------    --------------

Operating cash flow per unit - diluted (1)                      $   0.86          $   0.82          $   1.70          $   1.66
                                                          ---------------   ---------------    --------------    --------------
                                                          ---------------   ---------------    --------------    --------------

Distributions declared per unit                                 $   0.77          $   0.77          $   1.51          $   1.54
                                                          ---------------   ---------------    --------------    --------------
                                                          ---------------   ---------------    --------------    --------------

Weighted average units outstanding - diluted                      45,307            44,576            45,258            44,622
                                                          ---------------   ---------------    --------------    --------------
                                                          ---------------   ---------------    --------------    --------------



NOTE:
(1) Operating cash flow, as defined by Nvest, is equal to net income plus non-cash charges for amortization of intangibles and restricted unit plan compensation. Operating cash flow per unit should not be construed as an alternative to net income per unit of Nvest, L.P. or as an alternative to cash flow from operating activities as reported in the consolidated statement of cash flows. Operating cash flow, as calculated above, may not be consistent with comparable computations by other companies.


                                    18 of 27

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                      THE OPERATING PARTNERSHIP (CONTINUED)


GENERAL

The Operating Partnership is an investment management firm with approximately $136 billion in assets under management at June 30, 1999. It operates through twelve investment management firms and six distribution and consulting firms to provide a wide array of investment styles and products to institutional, mutual fund and private client markets. The Operating Partnership's assets under management include equity and fixed income securities, money market funds and real estate.

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

Two new ventures were initiated by the Operating Partnership during the second quarter of 1999. The first is a joint venture with Asahi Life Management Company, an affiliate of Asahi Mutual Life Insurance Company of Tokyo. The joint venture will provide investment management services to Japanese institutions and individuals, and the Operating Partnership's investment management firms are expected to begin managing approximately $1 billion in assets for Asahi by the end of 1999. The second venture involved the acquisition of the Kobrick Funds, a growth equity investment manager with $200 million in assets under management. The Kobrick Funds include three equity mutual funds, with strong records since their inception in 1998 and the potential for substantial growth.

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

DISTRIBUTION POLICY


The Operating Partnership generally distributes to its unitholders operating cash flow not required for normal business operations and working capital needs, including support of its growth strategy and the repurchase of units. Operating cash flow is defined as net income plus non-cash charges for amortization of intangibles and restricted unit plan compensation. During the first six months of 1999, the Operating Partnership declared distributions of $1.54 per unit, compared to $1.51 per unit declared during the first six months of 1998. Distributions declared per unit represented approximately 93 percent of the Operating Partnership's operating cash flow per unit for the first six months of 1999.

                                    19 of 27

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                      THE OPERATING PARTNERSHIP (CONTINUED)

ASSETS UNDER MANAGEMENT

                                      JUNE 30,      SEPTEMBER 30,    DECEMBER 31,    MARCH 31,        JUNE 30,
                                        1998             1998            1998           1999            1999
                                        ----             ----            ----           ----            ----
CLIENT TYPE (IN BILLIONS):
     Institutional                       $ 85          $ 80             $ 87            $ 87            $ 89
     Mutual Funds                          38            33               36              35              36
     Private Accounts and Other            13            12               12              11              11
                                         ----          ----             ----            ----            ----
                                         $136          $125             $135            $133            $136
                                         ----          ----             ----            ----            ----

ASSET CLASS (IN BILLIONS):
     Equity                              $ 66          $ 55             $ 61            $ 58            $ 61
     Fixed Income                          55            55               58              59              59
     Money Market                           9             9               10              10              10
     Real Estate                            6             6                6               6               6
                                         ----          ----             ----            ----            ----
                                         $136          $125             $135            $133            $136
                                         ----          ----             ----            ----            ----
                                         ----          ----             ----            ----            ----


At June 30, 1999, assets under management of $136 billion had increased $1 billion from $135 billion at December 31, 1998 and were unchanged from $136 billion at June 30, 1998. Assets under management were up $3 billion from $133 billion at March 31, 1999, primarily as a result of positive market performance.

Over the past twelve months, the overall asset mix of the Operating Partnership's investment management firms has shifted to a higher proportion of assets in lower fee fixed income accounts from higher fee equity accounts. In particular, the Operating Partnership has a relatively higher weighting of domestic equity assets in the value investment style. The value investment style has historically produced very competitive long-term results, but lagged market indices such as the S&P 500 during 1998 and into the first quarter of 1999. Domestic value equity products represented approximately 58% of the Operating Partnership's equity assets under management at June 30, 1999.

During the second quarter of 1999, performance improved for many of the Operating Partnership's investment products, across nearly all asset classes and client types. In particular, more than half of the Operating Partnership's mutual fund assets were in products ranked in the top quartile of their peer groups, including funds at the Oakmark, CGM, Loomis Sayles, Reich & Tang and Jurika & Voyles mutual fund families. Many institutional products, including those managed by Snyder Capital, Reich & Tang and Westpeak Investment Advisors, also did well in the quarter.


STATEMENT OF INCOME FOR THE THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

Net income of $25.3 million for the three months ended June 30, 1999 decreased $2.8 million from $28.1 million for the three months ended June 30, 1998, primarily as a result of lower management and advisory fee revenues, partially offset by expense reductions in variable compensation and other expenses.



                                    20 of 27

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Management and advisory fees of $145.3 million for the three months ended June 30, 1999 decreased $13.5 million (or 8%) from $158.8 million for the three months ended June 30, 1998. The decrease reflected lower revenues from the change in the mix of the Operating Partnership's assets under management from higher fee equity accounts to lower fee fixed income accounts. Growth in revenues in risk-adjusted equity products and lower fee fixed income and money market products only partially offset the decline in revenues resulting from value style equity products. Real estate transaction fees, the timing of which is subject to the completion of specific transactions, were also down compared to the second quarter of 1998, due to less activity by real estate investors, including real estate investment trusts.

Other revenues and interest income of $14.5 million for the three months ended June 30, 1999 increased $1.0 million from $13.5 million for the three months ended June 30, 1998. The increase resulted primarily from client servicing fees, including trading commissions and transfer agency fees.

Compensation and benefits of $78.3 million for the three months ended June 30, 1999 decreased $8.0 million from $86.3 million for the same period last year. Base compensation increased $3.0 million as a result of annual salary increases and increased staffing. Variable compensation, which results from subsidiary incentive payments based on profitability, investment portfolio performance, new business sales, and participation in the subsidiaries' growth in revenues and profits, declined $11.0 million. Variable compensation as a percentage of total compensation declined from 57% for the second quarter of 1998 to 48% for the second quarter of 1999. The variable compensation plans reward the subsidiaries for growth in their business, but also require them to share in the impact of declines. In this way, the variable compensation plans act to reduce fluctuations in the Operating Partnership's profitability.

Occupancy, equipment and systems expense of $8.6 million for the three months ended June 30, 1999 increased $0.8 million from $7.8 million for the three months ended June 30, 1998 due to lease renewals at higher rates and costs associated with expanded business activities.

Other expense of $27.5 million for the three months ended June 30, 1999 decreased $2.4 million from $29.9 million for the three months ended June 30, 1998. Increases in third party distribution expenses were more than offset by decreases in discretionary expenses for marketing and advertising and other subsidiary expenses.

STATEMENT OF INCOME FOR THE SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

Net income of $51.9 million for the six months ended June 30, 1999 decreased $3.3 million from $55.2 million for the six months ended June 30, 1998, primarily as a result of lower management and advisory fee revenues, partially offset by expense savings in variable compensation and other expenses.

Management and advisory fees of $293.6 million for the six months ended June 30, 1999 decreased $16.1 million (or 5%) from $309.7 million for the six months ended June 30, 1998. The decrease reflected lower revenues from the change in the mix of the Operating Partnership's assets under management from higher fee equity accounts to lower fee fixed income accounts. Growth in revenues in risk-adjusted equity products and lower fee fixed income and money market products only partially offset the decline in revenues resulting from value style equity products. Real estate transaction fees, the timing of which is subject to the completion of specific transactions, were also down compared to the prior year.

Other revenues and interest income of $28.9 million for the six months ended June 30, 1999 increased $2.8 million from $26.1 million for the six months ended June 30, 1998. The increase resulted primarily from client servicing fees, including trading commissions and transfer agency fees.


                                    21 of 27

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                      THE OPERATING PARTNERSHIP (CONTINUED)


Compensation and benefits of $161.2 million for the six months ended June 30, 1999 decreased $6.4 million from $167.6 million for the same period last year. Base compensation increased $6.8 million as a result of annual salary increases and increased staffing. Variable compensation, which results from subsidiary incentive payments based on profitability, investment portfolio performance, new business sales, and participation in the subsidiaries' growth in revenues and profits, declined $13.2 million. Variable compensation as a percentage of total compensation declined from 55% for the six months ended June 30, 1998 to 49% for the six months ended June 30, 1999. The variable compensation plans reward the subsidiaries for growth in their businesses, but also require them to share in the impact of declines. In this way, the variable compensation plans act to reduce fluctuations in the Operating Partnership's profitability.

Occupancy, equipment and systems expense of $17.0 million for the six months ended June 30, 1999 increased $1.3 million from $15.7 million for the six months ended June 30, 1998 due to lease renewals at higher rates and costs associated with expanded business activities.

Other expense of $52.4 million for the six months ended June 30, 1999 decreased $5.6 million from $58.0 million for the six months ended June 30, 1998. Increases in third party distribution expenses were more than offset by decreases in discretionary expenses for marketing and advertising and other subsidiary expenses.


CAPITAL RESOURCES AND LIQUIDITY

Operating cash flow not required for normal business operations and working capital needs, including support of the Operating Partnership's growth strategy and the repurchase of units, is generally distributed to unitholders each quarter. Distributions to unitholders are typically declared during the last month of calendar quarters. The Operating Partnership has the ability to make distributions in excess of net income due to its non-cash amortization expense. On June 9, 1999, the Operating Partnership declared a distribution of $0.77 per unit. On a per unit basis, the Operating Partnership paid out approximately 93% of its operating cash flow in distributions during the first six months of 1999.

At June 30, 1999, the Operating Partnership had available $170 million of its $185 million in credit lines.



                                    22 of 27

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



                                    23 of 27

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

The companies also believe that they have completed the process of assessing Year 2000 issues in their operations, including identification of the material projects necessary to allow the firms to operate and process data into the next century. Nearly all of these projects have now been completed. As projects have been completed, the key systems and processes have been tested for compliance with the Year 2000. Depending on the results of testing, additional projects may become necessary.

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

IMPLEMENTATION. The operating companies have made significant progress in implementing steps required for their Year 2000 projects, including repairing, replacing or modifying material programs and systems in order to be Year 2000 compliant. At certain operating companies, this process includes purchasing or developing new software systems that are Year 2000 compliant, and the acceleration of planned replacement of systems, such as portfolio accounting systems, in conjunction with achieving Year 2000 compliance. Nearly all of these projects have been completed and certain projects are expected to be completed during the third quarter of this year.

TESTING. The operating companies have also completed nearly all testing of systems used in their operations. The scope of testing varies from firm to firm depending on the nature of the firm's business and the need for testing. The testing process has generally included each operating company's internal hardware and software systems and, in certain cases, participation in individual, point-to-point testing with critical third party service providers and in industry-wide testing. The companies began internal and external testing in the fourth quarter of last year and have completed nearly all planned testing. Additional testing is expected to continue in the third quarter of this year. This process also involves examining the results of testing of internal systems and external relationships and dependencies, as appropriate, and review of information regarding the status of Year 2000 compliance programs of third parties with which the firms have relationships and dependencies.

The Operating Partnership and the affiliated operating companies anticipate that the aggregate cost of their efforts to achieve Year 2000 compliance will be between $12-15 million. These amounts represent the historical amounts spent and estimated future cost of purchasing replacement software and hardware, and modifying existing hardware and software for Year 2000 compliance. They include the cost of purchasing and implementing planned replacement of software (such as portfolio accounting software) that was accelerated, at least in part, due to Year 2000 issues. The estimated aggregate expense amount includes the cost of outside consultants engaged on Year 2000 issues, but does not include salary and benefit expense of technical or other operating personnel at the firms. Through June 30, 1999, approximately $11 million has been spent on Year 2000 compliance efforts. The cost of Year 2000 planning and implementation is paid out of operating cash flow. The Operating Partnership does not currently believe that such costs will, in the aggregate, cause the deferral of other material IT projects at the operating companies as a group. Year 2000 costs are expected to constitute approximately one-third of the aggregate IT budget of the companies as a group for 1999. Management believes the cost of implementing the action plans for Year 2000 compliance will not have a material adverse effect on the operating results or financial condition of Nvest or the Operating Partnership.

                                    24 of 27

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


                                    25 of 27

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Item 1 of Part II of Nvest's Form 10-Q for the quarter ended March 31, 1999, together with Item 3 of Nvest's Form 10-K for the year ended December 31, 1998, report on a trial in the suit brought by the California Ironworkers Field Pension Trust and several related trusts (the "Trusts") against the Operating Partnership's subsidiary, Loomis, Sayles & Company, L.P. ("Loomis Sayles") on June 7, 1996. The suit seeks money damages in excess of $20 million. As reported in the Form 10-Q, following trial, on March 26, 1999, the U.S. District Court for the Central District of California entered a decision for Loomis Sayles on all remaining counts of the complaint, except for a limited claim as to which the court found for one of the Trusts. Thereafter, on July 9, 1999, the Court entered judgment for that Trust in the amount of $1.1 million. In early August, 1999, the Trusts filed notices of their appeals and Loomis, Sayles filed notice of a cross-appeal. Management believes that the final outcome of this matter will not have a material adverse effect on the results of operations or financial condition of the Operating Partnership or Nvest.

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





                                    26 of 27

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Nvest, L.P.
----------------------------------------
Registrant



/s/ G. Neal Ryland                                    August 16, 1999
----------------------------------------              ---------------
G. Neal Ryland                                        Date
Executive Vice President and
Chief Financial Officer


/s/ Kevin P. Charleston                               August 16 , 1999
----------------------------------------              ---------------
Kevin P. Charleston                                   Date
Senior Vice President and Treasurer
(Principal Accounting Officer)




                                    27 of 27