Form 10-Q
period 1999-09-30
NVEST LP
filed 1999-11-15
CIK 812488

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from____________________to____________________________

Commission File Number: 1-9468

                                   NVEST, L.P.
             (Exact name of registrant as specified in its charter)



                DELAWARE                             13-3405992
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)              Identification No.)

399 Boylston Street, Boston, Massachusetts                            02116
(Address of principal executive offices)                           (Zip Code)



                                 (617) 578-3500
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


The issuer is a limited partnership. There were 6,203,832 units of limited partner interest and 110,000 units of general partner interest outstanding at October 31, 1999.



                                    1 of 27

                                   NVEST, L.P.
                               INDEX TO FORM 10-Q



PART I - FINANCIAL INFORMATION

                                                                                                                 Page
                                                                                                                 ----
ITEM 1.  FINANCIAL STATEMENTS

         FINANCIAL STATEMENTS OF NVEST, L.P. (THE "PARTNERSHIP")

                 Balance Sheet as of December 31, 1998 and September 30, 1999                                      3

                 Statement of Income for the three and nine months ended September 30, 1998 and 1999               4

                 Statement of Cash Flows for the nine months ended September 30, 1998 and 1999                     5

                 Notes to Financial Statements                                                                     6

         FINANCIAL STATEMENTS OF NVEST COMPANIES, L.P. (THE "OPERATING PARTNERSHIP")

                Consolidated Balance Sheet as of December 31, 1998 and September 30, 1999                         10

                Consolidated Statement of Income for the three and nine months ended September 30, 1998
                and 1999                                                                                          11

                Consolidated Statement of Cash Flows for the nine months ended September 30, 1998 and 1999        12

                Notes to Consolidated Financial Statements                                                        13

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  14

                Nvest, L.P.                                                                                       15

                The Operating Partnership                                                                         18

PART II - OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                                                     26


SIGNATURES                                                                                                        27





                                    2 of 27

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   NVEST, L.P.
                                  BALANCE SHEET
                                 (in thousands)


                                                             DECEMBER 31, 1998     SEPTEMBER 30, 1999
                                                             -----------------     ------------------
                                                                                     (unaudited)
ASSETS

Current assets:
      Cash and cash equivalents                                     $ 2,772              $      3
      Distribution receivable from the Operating Partnership          5,017                 4,863
                                                                ------------         -------------
         Total current assets                                         7,789                 4,866

Investment in the Operating Partnership (Note 5)                     71,831                63,393
                                                                ------------         -------------

         Total assets                                              $ 79,620              $ 68,259
                                                                ============         =============

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
      Distribution payable                                          $ 4,105               $ 3,979
      Gross income tax payable and accrued expenses                   3,622                   742
                                                                ------------         -------------
         Total current liabilities                                    7,727                 4,721

Contingent liabilities (Note 7)

Partners' capital (6,516,248 units at December 31, 1998
      and 6,315,905 at September 30, 1999)                           71,893                63,538
                                                                ------------         -------------

         Total liabilities and partners' capital                   $ 79,620              $ 68,259
                                                                ============         =============


                 See Accompanying Notes to Financial Statements.



                                    3 of 27

                                   NVEST, L.P.
                               STATEMENT OF INCOME
                 (in thousands, except per unit data, unaudited)


                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                                          -----------------------------    -----------------------------
                                                              1998            1999             1998            1999
                                                          ------------    -------------    ------------    -------------
REVENUES
     Equity in earnings of the Operating Partnership          $ 4,240          $ 4,038        $ 12,418         $ 11,755
     Interest income                                               20                -              25               45
                                                          ------------    -------------    ------------    -------------

                                                                4,260            4,038          12,443           11,800
EXPENSES
     Gross income tax and other expenses                          950              877           2,705            2,630
                                                          ------------    -------------    ------------    -------------

Net income                                                    $ 3,310          $ 3,161        $  9,738         $  9,170
                                                          ============    =============    ============    =============

Net income per unit (Note 4):
     Basic                                                    $  0.51          $  0.50        $   1.51         $   1.44
                                                          ============    =============    ============    =============

     Diluted                                                  $  0.50          $  0.50        $   1.49         $   1.44
                                                          ============    =============    ============    =============


Distributions declared per unit                               $  0.63          $  0.63        $   1.86         $   1.89
                                                          ============    =============    ============    =============

Weighted average units outstanding - diluted (Note 4)           6,873            6,375           7,044            6,420
                                                          ============    =============    ============    =============


                 See Accompanying Notes to Financial Statements.





                                    4 of 27

                                   NVEST, L.P.
                             STATEMENT OF CASH FLOWS
                            (in thousands, unaudited)


                                                                                                NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                     -------------------------------------
                                                                                          1998                 1999
                                                                                     ----------------     ----------------
Cash flows from operating activities:
     Net income                                                                              $ 9,738              $ 9,170
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Equity in earnings of the Operating Partnership                                     (12,418)             (11,755)
         Distributions received from the Operating Partnership                                14,721               14,825
         Increase (decrease) in  gross income tax payable and accrued expenses                 2,705               (2,880)
                                                                                     ----------------     ----------------
     Net cash provided by operating activities                                                14,746                9,360
                                                                                     ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of units of the Operating Partnership - exercised options and other             (2,088)                   -
     Proceeds from sale of units of the Operating Partnership (Note 6)                            48                6,340
                                                                                     ----------------     ----------------
     Net cash provided by (used in) investing activities                                      (2,040)               6,340
                                                                                     ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions paid to unitholders                                                       (12,923)             (12,129)
     Proceeds from issuance of units - exercised options and other                             2,088                    -
     Payment for retirement of units (Note 6)                                                    (48)              (6,340)
                                                                                     ----------------     ----------------
     Net cash used in financing activities                                                   (10,883)             (18,469)
                                                                                     ----------------     ----------------

     Net increase (decrease) in cash and cash equivalents                                      1,823               (2,769)

Cash and cash equivalents, beginning of period                                                     -                2,772
                                                                                     ----------------     ----------------
Cash and cash equivalents, end of period                                                     $ 1,823              $     3
                                                                                     ================     ================


SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:
     Transfer of partners' capital from the Operating Partnership (Note 3)                   $ 3,111                $ 817
                                                                                     ================     ================



                 See Accompanying Notes to Financial Statements.


                                    5 of 27

                                   NVEST, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - ORGANIZATION

Nvest, L.P. ("Nvest") is a publicly traded limited partnership listed on the New York Stock Exchange. Effective with a restructuring completed on December 31, 1997 (the "Restructuring"), Nvest's business currently is to engage in the investment advisory business by acting as advising general partner of Nvest Companies, L.P. (the "Operating Partnership"). The Operating Partnership operates through investment management firms that offer a broad array of investment management products and styles across a wide range of asset categories to institutions, mutual funds and private clients. Nvest's primary asset at September 30, 1999 was 6,315,905 units of the Operating Partnership, representing a general partner's interest in the Operating Partnership.

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


NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements of Nvest have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the annual report of Nvest filed on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the financial statements of Nvest at September 30, 1999 and for the three and nine month periods ended September 30, 1998 and 1999. The financial statements of Nvest should also be read in conjunction with the consolidated financial statements of the Operating Partnership included herein.

NOTE 3 - EXCHANGE OF NVEST COMPANIES, L.P. UNITS FOR NVEST, L.P. UNITS

Each quarter, Nvest provides holders of Operating Partnership units a limited opportunity to exchange their units for Nvest units, subject to applicable requirements intended to ensure that the Operating Partnership remains a private partnership. During the nine months ended September 30, 1999, 50,230 Operating Partnership units had been exchanged for an equal number of Nvest units and Nvest had received 50,230 units of the Operating Partnership. On October 1, 1999, an additional 19,227 Operating Partnership units were exchanged for an equal number of Nvest units and Nvest received 19,227 units of the Operating Partnership.

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






                                    6 of 27

                                   NVEST, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 4 - NET INCOME PER UNIT

The calculation of basic and diluted net income per unit and weighted average units outstanding follows:


                                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                                           ----------------------------     ----------------------------
                                                               1998           1999              1998           1999
                                                           -------------  -------------     -------------  -------------
                                                                       (in thousands, except per unit data)

Net income - for basic calculation                              $ 3,310        $ 3,161           $ 9,738        $ 9,170
     Additional equity in earnings of the Operating
     Partnership, net of gross income tax and
     other expenses, related to incremental
     units assumed outstanding *                                    136             15               776             46
                                                           -------------  -------------     -------------  -------------

Net income - for diluted calculation                            $ 3,446        $ 3,176           $10,514        $ 9,216
                                                           =============  =============     =============  =============

Weighted average units outstanding:
     Basic                                                        6,550          6,341             6,432          6,383
         Incremental units assumed outstanding
         from exercise of unit options *                            323             34               612             37
                                                           -------------  -------------     -------------  -------------

     Diluted                                                      6,873          6,375             7,044          6,420
                                                           =============  =============     =============  =============

Net income per unit:
     Basic                                                      $  0.51        $  0.50           $  1.51        $  1.44
                                                           =============  =============     =============  =============

     Diluted                                                    $  0.50        $  0.50           $  1.49        $  1.44
                                                           =============  =============     =============  =============


* When an option for a unit of Nvest is exercised, the Operating Partnership issues a unit to Nvest. This increases Nvest's relative ownership interest in the Operating Partnership. Dilution due to option exercises occurs at the Operating Partnership and affects Nvest proportionately.

NOTE 5 - INVESTMENT IN THE OPERATING PARTNERSHIP

Investment activity in the Operating Partnership for the nine months ended September 30, 1999 follows (in thousands):



     Investment in the Operating Partnership at December 31, 1998                   $ 71,831

         Investment from exercise of options and other unit issuances                      -

         Investment from unit exchanges (Note 3)                                         817

         Sale of units of the Operating Partnership (Note 6)                          (6,340)

         Equity in earnings of the Operating Partnership                              11,755

         Distributions declared by the Operating Partnership ($2.31 per unit)        (14,670)
                                                                                -------------

     Investment in the Operating Partnership at September 30, 1999                  $ 63,393
                                                                                =============


                                    7 of 27

                                   NVEST, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)



NOTE 6 - UNIT REPURCHASE PLAN

On September 16, 1999, the Board of Directors of the general partner of Nvest and the Operating Partnership extended a plan to repurchase up to one million limited partnership units of the partnerships through September 30, 2000. The repurchase plan, which was initiated on September 15, 1998, authorizes the purchase of units in either the open market or privately negotiated transactions. In the case of purchases of Nvest units, the Operating Partnership has made and is expected to continue to make a corresponding purchase at the same cost of Operating Partnership units from Nvest. As of September 30, 1998, 1,800 units had been repurchased at a cost of $48,000. During the three and nine month periods ended September 30, 1999, the Operating Partnership repurchased 48,300 and 250,573 units at a cost of $1,120,000 and $6,340,000, respectively.

NOTE 7 - CONTINGENT LIABILITIES

The business units of the Operating Partnership are from time to time subject to legal proceedings and claims that arise in the course of their businesses. In the opinion of management, the amount of any ultimate liability with respect to currently pending actions will not have a material adverse effect on the results of operations or financial condition of Nvest.

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





                                    8 of 27

                                   NVEST, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 8 - TAX CONSIDERATIONS FOR PUBLIC UNITHOLDERS (CONTINUED)

A hypothetical example of the amount of the amortization tax benefit for 1998 is explained in detail in Note 5 to the financial statements of Nvest contained in Nvest's annual report on form 10-K for the year ended December 31, 1998. For the nine months ended September 30, 1999, Nvest estimates that taxable income to the public unitholder before the amortization deduction was approximately $2.40 per unit. The amount of the amortization deduction varies depending on the purchase price and other factors. However, using a purchase price in December 1998 of $26.75 per unit (of which approximately $23 would represent amortizable assets), the amortization deduction would reduce net taxable income by $1.15 per unit, resulting in a deferral of nearly 50% of estimated taxable income until the units are sold. The relative value of this tax benefit will vary depending on a number of factors, including the unit purchase price and the amount of taxable income allocable to unitholders. For the nine months ended September 30, 1999, Nvest declared distributions of $1.89 per unit. Under this illustration, the effective tax rate to the unitholder on the distributions for this quarter would be approximately 26%. Based on the assumptions above, the tax benefit for the nine months ended September 30, 1999 is shown in tabular form as follows:


                                                                                                            Per
                                                                                                            Unit
                                                                                                         ---------
    Distributions declared for the nine months ended September 30, 1999                                  $   1.89
    Allocation of estimated taxable income prior to tax amortization of the purchase price      $ 2.40
    Less estimated tax amortization allocation of the purchase price (1/15 OF $23.00
    FOR THREE QUARTERS)                                                                         (1.15)
                                                                                                ------
           Net taxable income                                                                   $ 1.25
    Estimated income tax (ASSUMED 40% PERSONAL INCOME TAX RATE)                                             (0.50)
    Total distributions declared for the nine months ended September 30, 1999,
           net of income taxes                                                                           $   1.39
                                                                                                          =======



This example is based solely on estimates of taxable income for the nine months ended September 30, 1999. Under Federal law, unitholders are required to pay tax on their allocable share of Nvest's taxable income regardless of the amount of distributions paid. Distributions in excess of net taxable income are not subject to tax in 1999 but decrease a unitholder's tax basis by a like amount. As individual tax situations may vary, each prospective purchaser is urged to consult with his or her tax advisor. The statements herein may constitute forward-looking statements within the meaning of the federal securities laws. The accuracy of these forward-looking statements depends in large part on the interpretation and application of tax laws and regulations, which are subject to change, and estimates made by Nvest based on such interpretations.


                                    9 of 27

                            THE OPERATING PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)




                                                       DECEMBER 31, 1998     SEPTEMBER 30, 1999
                                                       -----------------     ------------------
ASSETS                                                                           (unaudited)
Current assets:
    Cash and cash equivalents                               $ 52,135                $ 25,007
    Management and advisory fees receivable                   98,914                 108,178
    Investment securities                                     18,715                  11,929
    Other                                                      7,057                  11,090
                                                        -------------          --------------
         Total current assets                                176,821                 156,204
Intangible assets:
    Investment advisory contracts                            505,292                 478,680
    Goodwill                                                 131,291                 128,245
Fixed assets                                                  34,708                  42,636
Other assets                                                  51,270                  59,854
                                                        -------------          --------------

         Total assets                                      $ 899,382               $ 865,619
                                                        =============          ==============

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
    Accounts payable and accrued expenses                  $ 124,317               $ 121,211
    Distribution payable                                      34,439                  34,243
    Notes payable                                              4,437                   1,667
                                                        -------------          --------------
         Total current liabilities                           163,193                 157,121

Deferred compensation, benefits and other                     19,307                  19,047
Notes payable                                                270,000                 270,000
                                                        -------------          --------------
         Total liabilities                                   452,500                 446,168

Contingent liabilities (Note 3)

Partners' capital (44,725,799 units at December 31,
    1998 and 44,471,686 units at September 30, 1999)         446,882                 419,451
                                                        -------------          --------------

         Total liabilities and partners' capital           $ 899,382               $ 865,619
                                                        =============          ==============


          See Accompanying Notes to Consolidated Financial Statements.





                                    10 of 27

                            THE OPERATING PARTNERSHIP
                        CONSOLIDATED STATEMENT OF INCOME
                 (in thousands, except per unit data, unaudited)


                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                                -----------------------------    -----------------------------
                                                    1998            1999             1998            1999
                                                ------------    -------------    ------------    -------------
REVENUES
     Management and advisory fees                 $ 150,762        $ 150,835       $ 460,427        $ 444,430
     Other revenues and interest income              13,484           13,735          39,539           42,601
                                                ------------    -------------    ------------    -------------

                                                    164,246          164,570         499,966          487,031
                                                ------------    -------------    ------------    -------------
EXPENSES
     Compensation and benefits                       81,466           82,608         249,035          243,775
     Restricted unit plan compensation                  951              917           2,877            2,729
     Amortization of intangibles                      9,867           10,118          29,602           30,357
     Depreciation and amortization                    2,166            2,542           6,190            7,177
     Occupancy, equipment and systems                 7,915            8,929          23,589           25,954
     Interest expense                                 5,184            5,233          15,867           15,928
     Other                                           27,727           25,833          85,710           78,265
                                                ------------    -------------    ------------    -------------

                                                    135,276          136,180         412,870          404,185
                                                ------------    -------------    ------------    -------------

Income before income taxes                           28,970           28,390          87,096           82,846
     Income tax expense                               1,100              969           4,064            3,521
                                                ------------    -------------    ------------    -------------

Net income                                        $  27,870        $  27,421       $ 83,032         $ 79,325
                                                ============    =============    ============    =============



Distributions declared per unit                   $    0.77        $    0.77       $    2.28           $ 2.31
                                                ============    =============    ============    =============

Weighted average units outstanding - diluted         44,851           44,534          45,122           44,593
                                                ============    =============    ============    =============



          See Accompanying Notes to Consolidated Financial Statements.


                                    11 of 27

                            THE OPERATING PARTNERSHIP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands, unaudited)



                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                 --------------------------------------
                                                                                      1998                   1999
                                                                                 ----------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                         $ 83,032              $ 79,325
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Amortization of intangibles                                                      29,602                30,357
         Restricted unit plan compensation                                                 2,877                 2,729
                                                                                 ----------------       ---------------
             Subtotal                                                                    115,511               112,411
         Depreciation and amortization                                                     6,190                 7,177
         Increase in accounts receivable and other assets                                 (6,586)              (15,394)
         Increase in accounts payable and other liabilities                               35,250                 1,587
                                                                                 ----------------       ---------------

     Net cash provided by operating activities                                           150,365               105,781
                                                                                 ----------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                (12,132)              (15,105)
     Acquisition payments                                                                (11,667)               (5,652)
                                                                                 ----------------       ---------------

     Net cash used in investing activities                                               (23,799)              (20,757)
                                                                                 ----------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions paid to unitholders                                                  (102,763)             (103,042)
     Proceeds from issuance of units - exercised options                                   1,287                     -
     Payment for retirement of units                                                        (104)               (6,340)
     Repayment of notes payable                                                          (41,277)               (2,770)
                                                                                 ----------------       ---------------

     Net cash used in financing activities                                              (142,857)             (112,152)
                                                                                 ----------------       ---------------

     Net decrease in cash and cash equivalents                                           (16,291)              (27,128)

Cash and cash equivalents, beginning of period                                            91,986                52,135
                                                                                 ----------------       ---------------

Cash and cash equivalents, end of period                                                $ 75,695              $ 25,007
                                                                                 ================       ===============

Cash paid during the period for interest                                                $ 16,320              $ 16,339
                                                                                 ================       ===============

Cash paid during the period for income taxes                                            $  1,895              $  6,182
                                                                                 ================       ===============

Supplemental disclosure of non-cash increase in partners' capital                       $    250              $      -
                                                                                 ================       ===============



          See Accompanying Notes to Consolidated Financial Statements.



                                    12 of 27

                            THE OPERATING PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - ORGANIZATION

Nvest Companies, L.P. (the "Operating Partnership") operates through investment management firms that offer a broad array of investment management products and styles across a wide range of asset categories to institutions, mutual funds and private clients. The business of the Operating Partnership was conducted by Nvest, L.P. ("Nvest") prior to the Restructuring completed on December 31, 1997.


NOTE 2 - BASIS OF PRESENTATION


The unaudited consolidated financial statements of the Operating Partnership should be read in conjunction with the annual report of Nvest filed on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the financial statements of the Operating Partnership at September 30, 1999 and for the three and nine month periods ended September 30, 1998 and 1999.

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


NOTE 4 - UNIT REPURCHASE PLAN

On September 16, 1999, the Board of Directors of the general partner of Nvest and the Operating Partnership extended a plan to repurchase up to one million limited partnership units of the partnerships through September 30, 2000. The repurchase plan, which was initiated on September 15, 1998, authorizes the purchase of units in either the open market or privately negotiated transactions. In the case of purchases of Nvest units, the Operating Partnership has made and is expected to continue to make a corresponding purchase at the same cost of Operating Partnership units from Nvest. As of September 30, 1998, 1,800 units had been repurchased at a cost of $48,000. During the three and nine month periods ended September 30, 1999, the Operating Partnership repurchased 48,300 and 250,573 units at a cost of $1,120,000 and $6,340,000, respectively.



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

General

At year-end 1997, Nvest completed a restructuring (the "Restructuring") that included the transfer of its business, assets and liabilities to a newly formed operating partnership, Nvest Companies, L.P. (the "Operating Partnership"). As a result of the Restructuring, Nvest's primary asset consists of its economic interest in the Operating Partnership. Nvest records its investment in the Operating Partnership under the equity method of accounting based on its proportionate share of net income of the Operating Partnership. At September 30, 1999, Nvest owned approximately 6.3 million units, or approximately 14% of the economic interests in the Operating Partnership. As part of the Restructuring, Nvest elected to retain its partnership tax status in return for paying an annual 3.5% federal gross income tax on its proportionate share of the gross income of the Operating Partnership. For further information regarding the Restructuring, please refer to Nvest's Annual Report on Form 10-K for the year ended December 31, 1998, particularly the discussion under Item 1, "Business--1997 Restructuring of the Partnership."

As a result of the Restructuring, Management's Discussion and Analysis includes two sections. In the first section, the results of Nvest for the three and nine months ended September 30, 1999 are compared to the results for the three and nine months ended September 30, 1998. In the second section, the results of the Operating Partnership for the three and nine months ended September 30, 1999 are compared to the results for the three and nine months ended September 30, 1998.


                                    14 of 27

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                                   NVEST, L.P.


                                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                                          ------------------------------    -----------------------------
                                                              1998             1999             1998            1999
                                                          -------------    -------------    ------------    -------------
                                                                       (in thousands, except per unit data)
THE OPERATING PARTNERSHIP

     Net income                                               $ 27,870         $ 27,421        $ 83,032         $ 79,325
     Add back restricted unit plan compensation *                  951              917           2,877            2,729
                                                          -------------    -------------    ------------    -------------

     Net income available for allocation                      $ 28,821         $ 28,338        $ 85,909         $ 82,054
                                                          =============    =============    ============    =============


NVEST, L.P.

     Percentage ownership of the Operating Partnership
         on a weighted average basis - basic                   14.710%          14.249%         14.450%          14.327%
                                                          =============    =============    ============    =============


     Equity in earnings of the Operating Partnership           $ 4,240          $ 4,038        $ 12,418         $ 11,755
     Gross income tax and other expenses, net                      930              877           2,680            2,585
                                                          -------------    -------------    ------------    -------------

     Net income                                                $ 3,310          $ 3,161        $  9,738         $  9,170
                                                          =============    =============    ============    =============

     Net income per unit - diluted **                          $  0.50          $  0.50        $   1.49         $   1.44
                                                          =============    =============    ============    =============

     Distributions declared per unit                           $  0.63          $  0.63        $   1.86         $   1.89
                                                          =============    =============    ============    =============

     Weighted average units outstanding - diluted                6,873            6,375           7,044            6,420
                                                          =============    =============    ============    =============



 * Restricted unit plan compensation is fully allocated to certain limited partners of the Operating Partnership, and is added back to net income to determine net income available for allocation.

** Net income per unit - diluted is calculated based on Nvest's percentage ownership of the Operating Partnership on a diluted basis, which was 15.324% and 14.315% for the three months ended September 30, 1998 and 1999, respectively, and 15.611% and 14.397% for the nine months ended September 30, 1998 and 1999, respectively (see Note 4 of the Notes to Financial Statements of Nvest, L.P. for the calculation of net income per unit).


General

Nvest derives its net income and cash available for distribution from its ownership of units in the Operating Partnership. At September 30, 1999, Nvest owned approximately 6.3 million units of the Operating Partnership, representing an approximate 14% interest. Each quarter, Nvest distributes to its unitholders substantially all of the distributions received from the Operating Partnership after accruing its federal and state tax obligations and miscellaneous operating expenses. Nvest's major expense is the 3.5% federal gross income tax that is payable on Nvest's proportionate share of the Operating Partnership's gross income.




                                    15 of 27

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             NVEST, L.P. (CONTINUED)


DISTRIBUTIONS TO UNITHOLDERS

On September 16, 1999, the Operating Partnership declared a quarterly distribution of $0.77 per unit, payable on November 15, 1999. Nvest, in turn, declared a distribution of $0.63 per unit, with the $0.14 difference consisting primarily of the tax obligations discussed above. The Operating Partnership has significant non-cash expenses which allow both it and, therefore, Nvest to maintain a distribution level in excess of net income. Changes in operating cash flow of the Operating Partnership directly impact the amount of distributions that Nvest may pay.

STATEMENT OF INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

Nvest's net income of $0.50 per unit (diluted) for the three months ended September 30, 1999 was unchanged from the three months ended September 30, 1998. The results reflect slightly lower net income at the Operating Partnership, offset by lower gross income taxes and other expenses at Nvest.

Equity in earnings of the Operating Partnership of $4.0 million for the three months ended September 30, 1999 was down $0.2 million from $4.2 million for the three months ended September 30, 1998. Nvest receives a pro rata share of the Operating Partnership's net income available for allocation based on its equity interest in the Operating Partnership. The decrease was due to lower net income at the Operating Partnership combined with a lower equity interest in the Operating Partnership. Nvest's ownership of the Operating Partnership on a weighted average basis (basic) declined from 14.710% for the three months ended September 30, 1998 to 14.249% for the three months ended September 30, 1999, mostly as a result of the unit repurchase plan (Note 6 - Nvest, LP). See also Management's Discussion and Analysis of the Operating Partnership's results beginning on page 18.

Gross income tax and other expenses of $0.9 million for the three months ended September 30, 1999 decreased $0.1 million from the same period last year. Gross income tax and other expenses consist primarily of a 3.5% federal tax on Nvest's proportionate share of the gross income of the Operating Partnership.

Weighted average units outstanding (diluted) declined from 6.9 million for the three months ended September 30, 1998 to 6.4 million for the three months ended September 30, 1999. The decrease resulted from lower dilution from fewer incremental units assumed outstanding for the exercise of unit options and unit repurchases under the unit repurchase plan. This decline resulted in Nvest's share of the Operating Partnership's earnings declining on a weighted average diluted basis from 15.324% in the third quarter of 1998 to 14.315% in the third quarter of 1999.

STATEMENT OF INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Nvest's net income of $1.44 per unit (diluted) for the nine months ended September 30, 1999 was down $0.05 from net income per unit (diluted) of $1.49 for the nine months ended September 30, 1998. The results reflect lower net income at the Operating Partnership.

Equity in earnings of the Operating Partnership of $11.8 million for the nine months ended September 30, 1999 was down $0.6 million from $12.4 million for the nine months ended September 30, 1998. Nvest receives a pro rata share of the Operating Partnership's net income available for allocation based on its equity interest in the Operating Partnership. The decrease was due to lower net income at the Operating Partnership combined with a slightly lower equity interest in the Operating Partnership. Nvest's ownership of the Operating Partnership on a weighted average basis (basic) declined from 14.450% for the nine months ended September 30, 1998 to 14.327% for the nine months ended September 30, 1999. See also Management's Discussion and Analysis of the Operating Partnership's results beginning on page 18.




                                    16 of 27

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED)

                             NVEST, L.P. (CONTINUED)


Gross income tax and other expenses of $2.6 million for the nine months ended September 30, 1999 decreased $0.1 million from the same period last year. Gross income tax and other expenses consist primarily of a 3.5% federal tax on Nvest's proportionate share of the gross income of the Operating Partnership.

Weighted average units outstanding (diluted) declined from 7.0 million for the nine months ended September 30, 1998 to 6.4 million for the nine months ended September 30, 1999. The decrease resulted from lower dilution from fewer incremental units assumed outstanding for the exercise of unit options and unit repurchases under the unit repurchase plan. This decline resulted in Nvest's share of the Operating Partnership's earnings declining on a weighted average diluted basis from 15.611% for the first nine months of 1998 to 14.397% for the first nine months of 1999.

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





                                    17 of 27

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



                            THE OPERATING PARTNERSHIP


                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                        SEPTEMBER 30,                        SEPTEMBER 30,
                                               ---------------------------------    --------------------------------
                                                    1998              1999              1998              1999
                                               ---------------   ---------------    --------------    --------------
                                                               (in thousands, except per unit data)

Revenues                                         $    164,246       $   164,570       $   499,966       $   487,031
                                               ---------------   ---------------    --------------    --------------
Expenses:
     Restricted unit plan compensation                    951               917             2,877             2,729
     Amortization of intangibles                        9,867            10,118            29,602            30,357
     Compensation and other expenses                  125,558           126,114           384,455           374,620
                                               ---------------   ---------------    --------------    --------------
                                                      136,376           137,149           416,934           407,706
                                               ---------------   ---------------    --------------    --------------

Net income                                       $     27,870       $    27,421       $    83,032       $    79,325
                                               ===============   ===============    ==============    ==============


Operating cash flow (1)                          $     38,688       $    38,456       $   115,511       $   112,411
                                               ===============   ===============    ==============    ==============

Operating cash flow per unit - diluted (1)       $       0.86       $      0.86       $      2.56       $      2.52
                                               ===============   ===============    ==============    ==============

Distributions declared per unit                  $       0.77       $      0.77       $     2.28        $      2.31
                                               ===============   ===============    ==============    ==============

Weighted average units outstanding - diluted           44,851            44,534            45,122            44,593
                                               ===============   ===============    ==============    ==============


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




                                    18 of 27

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      THE OPERATING PARTNERSHIP (CONTINUED)


GENERAL

The Operating Partnership is an investment management firm with approximately $127 billion in assets under management at September 30, 1999. It operates through twelve investment management firms and six distribution and consulting firms to provide a wide array of investment styles and products to institutional, mutual fund and private client markets. The Operating Partnership's assets under management include equity and fixed income securities, money market funds and real estate.

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

Several new ventures have been initiated by the Operating Partnership during the first nine months of 1999. The first is a joint venture with Asahi Life Asset Management Company, an affiliate of Asahi Mutual Life Insurance Company of Tokyo. The joint venture will provide investment management services to Japanese institutions and individuals. During the third quarter of 1999, the joint venture received $400 million in assets to be managed. Additionally, $200 million in assets were received from Japanese investors as a result of subadvisory relationships between Loomis, Sayles & Company and Japanese firms that market investment products to individual investors.

A second venture was the acquisition in July 1999 of Kobrick Funds, a growth equity investment manager. Kobrick Funds manages three equity mutual funds with $200 million in assets under management, with strong records since their inception in 1998, and the potential for substantial growth. During the third quarter of 1999, the fund trustees approved the restructuring of the funds' share classes, enabling them to be distributed under the Kobrick name through the New England Funds family and other centralized marketing groups of the Operating Partnership. In addition, the Kobrick group assumed management of one of the four segments of the New England Star Advisors Fund that was formerly managed by an unaffiliated third party. The segment has $325 million in assets and more than doubles the Kobrick group's assets under management.

Additionally, Nvest Services Company reached an agreement to operate as the transfer agent for the Operating Partnership's largest mutual fund complex, The Oakmark Family of Funds, including the new Oakmark Global Fund. Nvest Services Company now acts as the transfer agent for four of the Operating Partnership's mutual fund families, servicing approximately one million mutual fund accounts and handling two million transactions annually.

REVENUES

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

DISTRIBUTION POLICY


The Operating Partnership generally distributes to its unitholders operating cash flow not required for normal business operations and working capital needs, including support of its growth strategy and the repurchase of units. Operating cash flow is defined as net income plus non-cash charges for amortization of intangibles and restricted unit plan compensation. During the first nine months of 1999, the Operating Partnership declared distributions of $2.31 per unit, compared to $2.28 per unit declared during the first nine months of 1998. Distributions declared per unit represented approximately 92 percent of the Operating Partnership's operating cash flow per unit for the first nine months of 1999.



ASSETS UNDER MANAGEMENT


                                  SEPTEMBER 30, DECEMBER 31, MARCH 31,   JUNE 30,  SEPTEMBER 30,
                                       1998        1998        1999        1999        1999
                                       ----        ----        ----        ----        ----
CLIENT TYPE (IN BILLIONS):
     Institutional                     $ 80        $ 87        $ 87        $ 89        $ 82
     Mutual Funds                        33          36          35          36          35
     Private Accounts and Other          12          12          11          11          10
                                       ----        ----        ----        ----        ----
                                       $125        $135        $133        $136        $127
                                       ====        ====        ====        ====        ====


ASSET CLASS (IN BILLIONS):
     Equity                            $ 55        $ 61        $ 58        $ 61        $ 54
     Fixed Income                        55          58          59          59          56
     Money Market                         9          10          10          10          11
     Real Estate                          6           6           6           6           6
                                       ----        ----        ----        ----        ----
                                       $125        $135        $133        $136        $127
                                       ====        ====        ====        ====        ====


Assets under management were $127 billion as of September 30, 1999. This compares to $125 billion at September 30, 1998 and $136 billion at June 30, 1999. The $9 billion decline in assets under management during the third quarter was due primarily to two factors: Nvest's asset concentration in equity assets in value style portfolios and a loss of fixed income assets related to the restructuring of Metropolitan Life Insurance Company of New York's ("MetLife") General Account assets in anticipation of its planned demutualization.




                                    20 of 27

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      THE OPERATING PARTNERSHIP (CONTINUED)


Approximately 60% of Nvest's $61 billion of equity assets as of June 30, 1999 resided in value equity style portfolios that underperformed the broader indices. For example, the Russell 1000 value index declined in the third quarter by just under 10% as compared to the S&P 500, which was down 6.25%. Roughly $5 billion of the $7 billion decline in equity assets under management resulted from negative market action. The remaining decline resulted from client net outflows attributable to the relative underperformance of this asset class on both a quarterly and longer term basis.

In addition, MetLife reassigned $3 billion of fixed income assets managed by the Operating Partnership for structural, and not performance, reasons. As part of MetLife's demutualization plan, these assets were assigned to a "closed block" which is a less actively managed Treasury portfolio. MetLife will manage this portfolio in house. The Operating Partnership continues to work closely with MetLife to develop and distribute a number of products through its institutional, agent and variable annuity channels, and currently manages approximately $8.0 billion for these channels.

STATEMENT OF INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

Net income of $27.4 million for the three months ended September 30, 1999 was slightly lower than $27.9 million for the three months ended September 30, 1998. Higher compensation and occupancy expenses were mostly offset by decreases in other expenses.

Management and advisory fees of $150.8 million for the three months ended September 30, 1999 were basically flat compared to the three months ended September 30, 1998. Average assets under management of $131.5 billion for the third quarter of 1999 were up from $130.5 billion for the third quarter of 1998, resulting in modest growth in asset based fees. In particular, growth in revenues in risk-adjusted equity products, fixed income and money market accounts more than offset the decline in revenues from value style equity products.

Compensation and benefits of $82.6 million for the three months ended September 30, 1999 were up $1.1 million from $81.5 million for the three months ended September 30, 1998. Base compensation increased $1.9 million as a result of annual salary increases and increased staffing. Variable compensation, which results from subsidiary incentive payments based on profitability, investment portfolio performance, new business sales, and participation in the subsidiaries' growth in revenues and profits, declined $0.7 million. Variable compensation as a percentage of total compensation declined from 52% for the third quarter of 1998 to 50% for the third quarter of 1999. The variable compensation plans reward the subsidiaries for growth in their business, but also require them to share in the impact of declines. In this way, the variable compensation plans act to reduce fluctuations in the Operating Partnership's profitability.

Occupancy, equipment and systems expense of $8.9 million for the three months ended September 30, 1999 increased $1.0 million from $7.9 million for the three months ended September 30, 1998 due to lease renewals at higher rates and costs associated with expanded business activities.

Other expense of $25.8 million for the three months ended September 30, 1999 decreased $1.9 million from $27.7 million for the three months ended September 30, 1998. Increases in third party distribution expenses were more than offset by decreases in discretionary expenses for marketing and advertising and other subsidiary expenses.




                                    21 of 27

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      THE OPERATING PARTNERSHIP (CONTINUED)


STATEMENT OF INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Net income of $79.3 million for the nine months ended September 30, 1999 decreased $3.7 million from $83.0 million for the nine months ended September 30, 1998, primarily as a result of lower management and advisory fee revenues, partially offset by expense savings in variable compensation and other expenses.

Management and advisory fees of $444.4 million for the nine months ended September 30, 1999 decreased $16.0 million from $460.4 million for the nine months ended September 30, 1998. Real estate transaction fees, the timing of which is subject to the completion of specific transactions, declined compared to the prior year, due to less activity by real estate investors, including real estate investment trusts. Recurring asset based fees also declined, due to the shift in the mix of the Operating Partnership's assets under management from higher fee equity accounts to lower fee fixed income accounts. Growth in revenues in risk-adjusted equity products and lower fee fixed income and money market products only partially offset the decline in revenues resulting from value style equity products.

Other revenues and interest income of $42.6 million for the nine months ended September 30, 1999 increased $3.1 million from $39.5 million for the nine months ended September 30, 1998. The increase resulted primarily from client servicing fees, including transfer agency fees and trading commissions.

Compensation and benefits of $243.8 million for the nine months ended September 30, 1999 were down $5.2 million from $249.0 million for the nine months ended September 30, 1998. Base compensation increased $8.8 million as a result of annual salary increases and increased staffing. Variable compensation, which results from subsidiary incentive payments based on profitability, investment portfolio performance, new business sales, and participation in the subsidiaries' growth in revenues and profits, declined $14.0 million. Variable compensation as a percentage of total compensation declined from 54% for the nine months ended September 30, 1998 to 49% for the nine months ended September 30, 1999. The variable compensation plans reward the subsidiaries for growth in their business, but also require them to share in the impact of declines. In this way, the variable compensation plans act to reduce fluctuations in the Operating Partnership's profitability.

Occupancy, equipment and systems expense of $26.0 million for the nine months ended September 30, 1999 increased $2.4 million from $23.6 million for the nine months ended September 30, 1998 due to lease renewals at higher rates and costs associated with expanded business activities.

Other expense of $78.3 million for the nine months ended September 30, 1999 decreased $7.4 million from $85.7 million for the nine months ended September 30, 1998. Increases in third party distribution expenses were more than offset by decreases in discretionary expenses for marketing and advertising and other subsidiary expenses.


CAPITAL RESOURCES AND LIQUIDITY

Operating cash flow not required for normal business operations and working capital needs, including support of the Operating Partnership's growth strategy and the repurchase of units, is generally distributed to unitholders each quarter. Distributions to unitholders are typically declared during the last month of calendar quarters. The Operating Partnership has the ability to make distributions in excess of net income due to its non-cash amortization expense. On September 16, 1999, the Operating Partnership declared a distribution of $0.77 per unit. On a per unit basis, the Operating Partnership paid out approximately 92% of its operating cash flow in distributions during the first nine months of 1999.

At September 30, 1999, the Operating Partnership had available $185 million in credit lines.


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

IMPLEMENTATION. The operating companies have made significant progress in implementing steps required for their Year 2000 projects, including repairing, replacing or modifying material programs and systems in order to be Year 2000 compliant. At certain operating companies, this process includes purchasing or developing new software systems that are Year 2000 compliant, and the acceleration of planned replacement of systems, such as portfolio accounting systems, in conjunction with achieving Year 2000 compliance. All material projects have been completed.

TESTING. The operating companies have also completed nearly all testing of systems used in their operations. The scope of testing varies from firm to firm depending on the nature of the firm's business and the need for testing. The testing process has generally included each operating company's internal hardware and software systems and, in certain cases, participation in individual, point-to-point testing with critical third party service providers and in industry-wide testing. The companies began internal and external testing in the fourth quarter of last year and have completed all planned testing of mission critical systems. Additional testing is expected to continue through the remainder of the year. This process also involves examining the results of testing of internal systems and external relationships and dependencies, as appropriate, and review of information regarding the status of Year 2000 compliance programs of third parties with which the firms have relationships and dependencies.

The Operating Partnership and the affiliated operating companies anticipate that the aggregate cost to achieve Year 2000 compliance will total approximately $12 million. Most of these costs are capital expenditures for the replacement or modification of hardware and software for Year 2000 compliance. This cost estimate includes the actual amounts spent in 1997, 1998 and through September 30, 1999, and any remaining costs necessary to achieve Year 2000 compliance. It includes the cost of purchasing and implementing planned replacement of software (such as portfolio accounting software) that was accelerated, at least in part, due to Year 2000 issues. The estimated aggregate expense amount includes the cost of outside consultants engaged on Year 2000 issues, but does not include salary and benefit expense of technical or other operating personnel at the firms. Through September 30, 1999, approximately $11 million has been spent on Year 2000 compliance efforts. The cost of Year 2000 planning and implementation is paid out of operating cash flow. The Operating Partnership does not currently believe that such costs will, in the aggregate, cause the deferral of other material IT projects at the operating companies as a group. Year 2000 costs are expected to constitute approximately one-third of the aggregate IT budget of the companies as a group for 1999. Management believes the remaining cost of implementing the action plans for Year 2000 compliance will not have a material adverse effect on the operating results or financial condition of Nvest or the Operating Partnership.


                                    24 of 27

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) YEAR 2000 (CONTINUED)

Each of the operating companies is developing contingency plans to address potential Year 2000 problems associated with mission-critical internal systems and third party relationships and dependencies. These plans will vary depending on each company's business needs. All of the companies have made substantial progress in developing contingency plans.

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



Nvest, L.P.
Registrant



/s/ G. Neal Ryland                               November 15,  1999
-------------------------------------            -------------------
G. Neal Ryland                                   Date
Executive Vice President and
Chief Financial Officer


/s/ Kevin P. Charleston                          November 15,   1999
-------------------------------------            --------------------
Kevin P. Charleston                              Date
Senior Vice President
(Principal Accounting Officer)




                                    27 of 27