Form 10-K405
period 1999-12-31
NVEST LP
filed 2000-03-28
CIK 812488

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-9468

                            ------------------------

                                  NVEST, L.P.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     13-3405992
    (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                     Identification No.)

         399 BOYLSTON STREET,                                 02116
         BOSTON, MASSACHUSETTS                              (Zip Code)
    (Address of principal executive
               offices)

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of units of limited partner interest held by non-affiliates of the registrant at February 1, 2000 (based on the closing price at which the units were sold on the New York Stock Exchange) was approximately $85.2 million.

    The issuer is a limited partnership. There were 6,190,882 units of limited partner interest and 110,000 units of general partner interest outstanding at February 1, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

BACKGROUND

    Nvest, L.P. ("Nvest") is a publicly-traded limited partnership. Its primary business currently is acting as the advising general partner of Nvest Companies, L.P. (the "Operating Partnership"). Nvest's main asset consists of units representing a general partner's interest in the Operating Partnership. The Operating Partnership is a major investment manager that offers a broad array of investment management products and styles across a wide range of asset categories to institutions, mutual funds and private clients. The business of the Operating Partnership is conducted through affiliated investment management and distribution and consulting firms, all but one of which are wholly owned by the Operating Partnership.

    Nvest, the Operating Partnership and most of its affiliated firms are organized as partnerships for tax purposes. The partnership tax status differs from that of a corporation, where the corporation is taxed on the basis of its net taxable income and its stockholders are taxed only on the cash dividends, if any, they receive from the corporation. Entities organized as partnerships for tax purposes are not generally taxed at the federal level on their net income. Instead, the holders of the partnership interests are taxed on their proportionate share of the taxable income of the partnership. Since holders of partnership interests are taxed only on the taxable income from the partnership and not on the amount of cash they receive as distributions, the partnership tax status allows the partnership to distribute a portion of the cash flow it earns to its holders on a pre-tax basis. Cash distributions may be more or less than the amount of taxable income.

    At the end of 1997, consistent with legislation passed that year, Nvest elected to remain a publicly traded partnership for tax purposes by paying a 3.5% federal tax on gross income and to restructure its operations to create the Operating Partnership. For further information on this restructuring, please refer to the section entitled "1997 Restructuring of the Partnership," below.

    Nvest derives its earnings and cash flow that it may distribute to unitholders from its partnership interests in the Operating Partnership and the business the Operating Partnership conducts through the affiliated investment management and distribution and consulting firms. The Operating Partnership's revenues derive primarily from management and advisory fees earned from services provided by the investment management firms. The Operating Partnership generally distributes to its unitholders, including Nvest, operating cash flow not required for normal business operations and working capital needs, including support of its growth strategy and the repurchase of units. Nvest expects to distribute to its unitholders substantially all of the distributions received from the Operating Partnership, after paying the 3.5% federal gross income tax, any state tax, and any other miscellaneous expenses.

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

    At the time of the Combination, a new corporation named New England Investment Companies, Inc. (the "General Partner"), became the sole general partner of Nvest, succeeding Reich & Tang, Inc. In August 1996, New England Mutual merged with Metropolitan Life Insurance Company ("MetLife"), which succeeded to the interests of New England Mutual in the Partnership and the General Partner. The General Partner is a wholly owned subsidiary of MetLife.

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

    The General Partner of Nvest is also the managing general partner of the Operating Partnership, and Nvest is the advising general partner of the Operating Partnership. For an illustration of this organizational structure, please refer to the diagram under "Business--1997 Restructuring of the Partnership" below. As of February 1, 2000, MetLife beneficially owned (through the General Partner) all of Nvest's 110,000 units of general partner interest ("GP units"), 347,900 of Nvest's units of limited partner interest ("units") and 20,994,076 of the Operating Partnership's units of partner interest ("Operating Partnership units"). In the aggregate, MetLife owned general partner and limited partner interests in Nvest and the Operating Partnership representing approximately 48% of the economic interests in the business of the Operating Partnership.

GENERAL

    Nvest's primary source of income and cash flow available for distribution consists of equity in earnings of and distributions paid by the Operating Partnership. The following discussion therefore focuses primarily on the activities of the Operating Partnership. Nvest and the Operating Partnership are at times referred to herein together as the "Partnerships."

    The business of the Operating Partnership is conducted through twelve investment management firms (the "Investment Management Firms") and six principal distribution and consulting firms (the "Distribution and Consulting Firms" and, together with the Investment Management Firms, the "Firms" or "Subsidiaries"), all but one of which are wholly owned by the Operating Partnership. The Operating Partnership's assets under management include equity securities, fixed income securities, money market funds and real estate.

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

GROWTH STRATEGY

    The Operating Partnership seeks to grow by helping the Investment Management Firms expand their capabilities; by selectively expanding distribution channels for its investment products; by increasing and focusing its marketing efforts; and by selectively pursuing the acquisition of investment management firms. During 1999, the Operating Partnership focused its efforts principally on increasing the distribution of investment products to international clients, expanding investment product offerings to include additional growth style managers, and increasing the distribution of investment products into the domestic defined contribution and mutual fund "wrap" markets.

    INTERNATIONAL VENTURES. One of Nvest's primary goals in 1999 was to increase the amount of assets managed for foreign clients. Overall, Nvest was able to more than double the amount of foreign-sourced assets under management in 1999, to almost $8 billion by year-end. The majority of these new assets, $3.5 billion, originated from clients located in the Pacific Rim. The new assets resulted from joint ventures and distribution relationships entered into both by Nvest, on behalf of its affiliated management firms, and directly by the affiliated investment advisors, as well as through the establishment of local affiliated entities by Nvest's affiliated investment advisors.

    In June 1999, the Operating Partnership inaugurated a joint venture with Asahi Life Asset Management Company, an affiliate of Asahi Mutual Life Insurance Company of Tokyo, Japan. The joint venture, named Asahi-Nvest Investment Advisory Co., Ltd., facilitates the provision of investment advisory and investment management services to Japanese institutions and individuals by various of Nvest's affiliated Investment Management Firms. During the second half of 1999, approximately $2.2 billion in assets were sourced in this fashion for Nvest Firms.

    Loomis, Sayles & Company ("Loomis Sayles") in turn obtained over $600 million of new assets under management through its relationship with Kokusai Securities, an established Japanese brokerage firm that has an individual client base with an interest in fixed income products. Additional sales efforts by Loomis Sayles in Japan resulted in an additional $100 million of assets. Westpeak Investment Advisors established an office in Australia that manages both U.S. and Australian investment portfolios. Assets gathered through this office totaled over $300 million in 1999.

    Nvest has also begun to broaden its distribution capability into Europe as well. AEW Capital Management, the Operating Partnership's real estate management firm, formed a joint venture with the London-based DTZ Group of real estate companies, which has a presence in 30 countries. The joint venture, Curzon Global Partners, will provide AEW with access to investment opportunities for its clients in North America, Europe and the Middle East.

    INVESTMENTS IN GROWTH STYLE MANAGERS. The Operating Partnership and the Investment Management Firms added to the breadth of available investment product offerings by adding growth style investment managers in 1999. In July 1999, the Operating Partnership acquired Kobrick Funds, a Boston-based growth equity investment manager with $200 million in assets under management at the time of the acquisition. Kobrick Funds advises three equity growth mutual funds. In addition, the Kobrick group assumed management of one of the four segments of the New England Star Advisors Fund that was formerly advised by an unaffiliated third party. After the acquisition of the investment adviser in July, the trustees of the mutual funds approved the restructuring of the share classes, enabling them to be distributed under the Kobrick Funds name through the Nvest Funds family (formerly known as "New England Funds") and other centralized marketing groups of Nvest. At December 31, 1999, Kobrick Funds managed over $900 million in assets.

    In addition to the efforts of the holding company, Loomis Sayles added an international growth style group to its team of investment management teams in July of 1999, which resulted in a sharp improvement in performance. This addition complemented the strong existing growth style investment management teams at Loomis Sayles.

    NEW DISTRIBUTION CHANNELS. Over the past few years, the Operating Partnership has established a number of initiatives designed to increase the ability of its affiliated Investment Management Firms to access distribution channels. In 1997, the Operating Partnership established a new division called NVEST ADVISOR SERVICES to assist in the marketing and distribution of mutual funds advised by various of the Investment Management Firms through financial planners and advisors. In 1998, NVEST RETIREMENT SERVICES was established to assist in the marketing and distribution of mutual funds, variable annuities and collective investment trust products advised or subadvised by various of the Investment Management Firms to retirement plan sponsors, large 401(k) plan providers, multi-manager alliance platforms and consultants. Most recently, NVEST MANAGED ACCOUNT SERVICES was established in early 2000 to market mutual funds to "wrap" programs offered by broker-dealers. The distribution initiatives complement NVEST ASSOCIATES, which has for many years assisted the affiliated Investment Management Firms market their investment products to institutional clients.

    In 1999, the distribution initiatives of the Operating Partnership began to yield significant results. NVEST ASSOCIATES contributed significantly to establishing the joint venture with Asahi Life Asset Management Company described above. NVEST RETIREMENT SERVICES was able to generate increased interest in investment products of Nvest affiliates in the collective trust market and with multi-manager 401(k) plans, and has now placed mutual funds advised or subadvised by Nvest firms on 28 of the most important defined contribution platforms in the market.

    ACQUISITION STRATEGY The Operating Partnership also seeks to grow through the acquisition of investment management firms serving institutions, mutual funds and private clients. The Operating Partnership generally seeks acquisitions that, either on a current basis or over time, would be expected to increase cash flow available for distribution to unitholders.

    The Partnerships have identified several key aspects of the general acquisition strategy. In accordance with this strategy, the Partnerships expect to preserve the independent identity of acquired firms, which (as in the case of the current Investment Management Firms) would operate with substantial autonomy, retaining control of investment decisions, investment philosophy and day-to-day operations. The Operating Partnership would generally have minority representation on the board managing the acquired firm, and the firm's executive personnel would be responsible for reviewing their firm's results, plans and budgets. Key employees would generally be expected to continue as active participants in the acquired business under employment agreements executed at the time of acquisition. The Partnerships may also use different structures in negotiating acquisitions.

    Consideration for acquisitions is expected to include cash (including cash from borrowings), Operating Partnership units, possibly Nvest units and future contingent payments. Other employment incentives are provided for frequently. The Partnerships are prepared to consider various types of financial arrangements with the owners of an acquired firm depending on the circumstances, including tailored incentive plans. Substantially all of these plans result in the management of the acquired company participating in the ongoing success of the business they manage. Such plans may include profit-participation or equity-like participation in the particular firm. Under the Partnerships' strategy for possible acquisitions, key employees of acquired firms may be compensated through firm profit-sharing plans and bonus compensation plans. These plans can be structured so that the next "generation" of management will have the opportunity to participate in the growth of the firm, while the current principals retain a portion of their cash flow interest directly in the firm. The Operating Partnership will typically seek to obtain employment and non-competition agreements from key managers.

    The Operating Partnership may make support available to acquired firms in appropriate situations, through capital advances (for internal growth, the acquisition of compatible businesses or as seed capital for new product launches) and through services, including mutual fund and institutional marketing services.

    Nvest made its first major acquisition in September 1995, when it acquired the business of Harris Associates L.P. ("Harris"), an investment advisory firm located in Chicago, Illinois. Nvest continued to implement its acquisition strategy in 1996. In May 1996, Nvest acquired the business of Vaughan, Nelson, Scarborough & McConnell ("VNSM"), an investment advisory firm located in Houston, Texas. In December 1996, Nvest completed the acquisition of the business of Aldrich, Eastman & Waltch, L.P., a Boston-based real estate investment advisory firm. The operations of Aldrich, Eastman & Waltch were combined with those of Nvest's real estate advisory subsidiary, Copley Real Estate Advisors, Inc. ("Copley"), to form a firm that operates under the name "AEW Capital Management" ("AEW Capital"). At year-end 1996, Nvest acquired the business of Jurika & Voyles, Inc., an Oakland, California-based investment management company.

    In July 1997, Nvest and the Operating Partnership completed the acquisition of the business of Snyder Capital Management ("Snyder Capital"), a San Francisco-based value equity manager. At year end 1997, the Operating Partnership completed the acquisition of Daniel Breen & Company ("Daniel Breen"). The operations of Daniel Breen were consolidated with those of Vaughan, Nelson, Scarborough & McConnell, which was renamed Vaughan, Nelson,
Scarborough & McCullough. VNSM also acquired Breen Trust Company (subsequently renamed VNSM Trust Company), which provides trust services in conjunction with VNSM investment management services. During 1998, the Operating Partnership completed the acquisition of the business of H.A. Schupf & Co., Inc., a New York-based investment management firm, and combined its operations with those of Reich & Tang Capital Management. H.A. Schupf & Co. uses a growth investment style to manage assets, primarily for high net worth clients.

    The Operating Partnership continued to consider additional acquisitions and strategic alliances in 1999. During July 1999, the Operating Partnership acquired Kobrick Funds, a Boston-based growth equity investment manager with $200 million in assets under management at the time of the acquisition. Kobrick Funds advises three equity growth mutual funds. In addition, the Kobrick group assumed management of one of the four segments of the New England Star Advisors Fund that was formerly advised by an unaffiliated third party. After the acquisition of the investment adviser in July, the trustees of the mutual funds approved the restructuring of the share classes, enabling them to be distributed under the Kobrick Funds name through the Nvest Funds family (formerly known as "New England Funds") and other centralized marketing groups of Nvest. At December 31, 1999, Kobrick Funds managed over $900 million in assets.

    The market for investment management firms has continued to be active, with many firms seeking to be acquired or forming strategic partnerships. At the same time, the competition to acquire successful firms has increased significantly. The success of the Partnerships' acquisition strategy will depend on their ability to offer terms competitive in the marketplace.

INVESTMENT MANAGEMENT FIRMS

    The Operating Partnership currently has twelve Investment Management Firms, each of which follows an independent investment strategy and philosophy. The following is a brief description of their respective businesses.

    LOOMIS, SAYLES & COMPANY, L.P. ("LOOMIS SAYLES"). Loomis Sayles was established in 1926 and was acquired by New England Mutual in 1968. At December 31, 1999, Loomis Sayles managed approximately one-half of all assets managed by the Investment Management Firms.

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

    Loomis Sayles has offices in ten cities nationwide providing investment management services to clients. The investment professionals in each office work with others in the Loomis Sayles organization to develop investment strategies and styles tailored to the particular investment expertise of their group and client mix, subject to the requirement that portfolios generally be constructed from securities which are followed by Loomis Sayles' centralized research group and that they specifically be constructed to meet client objectives and requirements. Loomis Sayles utilizes an internal national marketing group to supplement and coordinate the marketing efforts of the professionals in the various offices, to broaden the firm's geographic representation, and to better focus on Loomis Sayles' relationships with major investment management consultants.

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

    AEW CAPITAL MANAGEMENT, L.P. ("AEW CAPITAL"). In December 1996, Nvest completed the acquisition of Aldrich, Eastman & Waltch, L.P. ("Aldrich, Eastman"), a Boston-based real estate investment advisory firm. These operations were combined with those of the Operating Partnership's real estate advisory subsidiary, Copley Real Estate Advisors, Inc., to form a firm that operates under the name "AEW Capital Management." Utilizing the firm's combination of real estate, research and capital markets expertise, AEW focuses on high-yield equity and debt strategies, real estate securities and directly held interests in property.

    BACK BAY ADVISORS, L.P. ("BACK BAY"). Established in 1986 as a spin-off from New England Mutual, Back Bay manages affiliate sponsored mutual funds in two mutual fund groups, as well as institutional funds for the pension and foundation marketplace. Back Bay's principal investment specialty is fixed-income management with an emphasis on security selection, sector selection and yield curve management.

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

    KOBRICK FUNDS LLC ("KOBRICK FUNDS"). The Operating Partnership acquired Kobrick Funds in July 1999. Kobrick Funds is a Boston-based growth equity investment manager. It advises three equity mutual funds and also recently assumed management of one of the four segments of the Nvest Star Advisors Fund that was formerly managed by an unaffiliated third party.

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

    SNYDER CAPITAL MANAGEMENT, L.P. ("SNYDER CAPITAL"). In July 1997, Nvest completed the acquisition of Snyder Capital, a San Francisco-based investment advisory firm. Snyder Capital provides investment advisory services primarily to institutions and high net worth individuals and families, and specializes in investing in small- to mid-capitalization equities.

    VAUGHAN, NELSON, SCARBOROUGH & MCCULLOUGH, L.P. ("VNSM"). In May 1996, Nvest acquired VNSM, a Houston-based investment advisory firm. VNSM manages equity, fixed income and balanced portfolios for foundations, endowments, institutions and high net worth individuals. The Operating Partnership acquired and consolidated the operations of Daniel Breen & Company into VNSM in December 1997. The acquisition expanded the professional investment management personnel and the range of product offerings at VNSM, including the provision of trust services through a subsidiary, VNSM Trust Company.

    WESTPEAK INVESTMENT ADVISORS, L.P. ("WESTPEAK"). Established in 1991, Westpeak provides customized risk-adjusted equity management for institutional investors, such as pension plans, foundations and endowments, and mutual funds, utilizing an active, quantitative research capability. Investment management styles include large and small capitalization equities, with optional value and growth biases.

    CAPITAL GROWTH MANAGEMENT LIMITED PARTNERSHIP ("CGM"). CGM provides investment management services for mutual funds and for a limited number of large institutions and individual clients. CGM follows primarily an aggressive, growth-oriented strategy. CGM was established in 1990 through a spin-off of its operations from Loomis Sayles. As of December 31, 1999, the Operating Partnership held a 50% limited partnership interest in CGM. The remaining interest is primarily held by its corporate general partner which is owned by CGM's principals. The Operating Partnership regards its interest in CGM as a passive investment and accounts for this interest using the equity method of accounting. The Operating Partnership includes all of the assets under management of CGM in its consolidated assets under management.

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

    NVEST FUNDS DISTRIBUTOR, L.P. ("NVEST FUNDS"). Established in 1993, and previously called "New England Funds, L.P." Nvest Funds serves as a distributor of mutual funds for the Nvest Funds Group and the Nvest Kobrick Funds. Effective February 1, 2000, Nvest Funds adopted its current name in order to better identify with the Nvest family of firms. Nvest Funds is responsible for all sales related activities of the Nvest Funds Group. Nvest Funds distributes mutual funds through retail sales networks of regional and national brokerage firms. The largest of its relationships is with New England Securities Corporation ("NES"), a broker-dealer subsidiary of New England Life Insurance Company ("New England Financial"), which is a subsidiary of MetLife. In addition, Nvest Funds also has a significant relationship with MetLife Securities, Inc., a broker-dealer subsidiary of MetLife.

    NVEST ASSOCIATES, INC. ("NVEST ASSOCIATES"). Established in 1989, Nvest Associates provides institutional marketing and consulting services to the Operating Partnership and certain of the Investment Management Firms. Nvest Associates also assists the Operating Partnership in identifying and designing new product opportunities which may be offered through existing subsidiaries, new ventures or acquired companies.

    NVEST ADVISOR SERVICES ("NAS"). Established in 1997, NAS is a division of the Operating Partnership that assists in the marketing and distribution of mutual funds advised by various of the Investment Management Firms through financial planners and advisors.

    NVEST MANAGED ACCOUNT SERVICES ("NMAS"). Established in early 2000, NMAS is a division of the Operating Partnership that assists in the marketing and distribution of mutual funds, variable annuities and collective investment trust products advised or subadvised by various of the Investment Management Firms through "wrap" programs offered by broker-dealers.

    NVEST RETIREMENT SERVICES ("NRS"). Established in 1998, NRS is a division of the Operating Partnership that assists in the marketing and distribution of mutual funds, variable annuities and collective investment trust products advised or subadvised by various of the Investment Management Firms to retirement plan sponsors, large 401(k) plan providers, multi-manager alliance platforms and consultants.

    NVEST SERVICES COMPANY, INC. ("NSC"). Established in 1998, NSC serves as the transfer agent for four of the Operating Partnership's mutual fund families, including the Nvest Funds Group and the Oakmark Family of Funds. NSC also provides legal, compliance, human resources and training services to Nvest Funds and assists in the areas of product development, vendor negotiations and purchasing. NSC offers its services to the Operating Partnership's other affiliates and fund families, and provides legal and compliance services to NAS and NRS.

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

    MUTUAL FUNDS. The Investment Management Firms advise or sub-advise a total of 112 mutual funds, the great majority of which are grouped into eight fund "families". These funds are marketed through a variety of channels, as set out below. In addition, the Operating Partnership provides marketing assistance to its subsidiaries through initiatives it has undertaken in the financial advisor, broker-dealer wrap and large plan 401(k) channels.

       THE OAKMARK FAMILY OF FUNDS consist of mutual funds managed by Harris Associates L.P. and marketed on a no-load basis. At December 31, 1999, the total assets of The Oakmark Family of Funds, all of which are managed by Harris, were approximately $6.3 billion. The fund family includes the $3.4 billion Oakmark Fund and the $1.6 billion Oakmark Select Fund.

       THE REICH & TANG FUNDS consist primarily of money market funds marketed on a no-load basis. The money market funds are offered primarily on a "private label" basis through financial intermediaries to their customers. At December 31, 1999, the total assets in the Reich & Tang Funds were approximately $10.1 billion, all of which are managed by Reich & Tang Asset Management, L.P.

       THE NVEST FUNDS GROUP consists of mutual funds marketed on a commission basis through broker-dealers, including New England Securities, which serves as broker-dealer for the insurance agent field force of New England Financial, and MetLife Securities, Inc., which serves as broker-dealer for MetLife's agent field force. At December 31, 1999, the total assets in the Nvest Funds that were advised or sub-advised by various Investment Management Firms were approximately $8.2 billion.

       THE NVEST KOBRICK FUNDS consist of mutual funds that are marketed principally through the Nvest Funds Group. At December 31, 1999, total assets were approximately $0.4 billion.

       THE LOOMIS SAYLES FUNDS consist of mutual funds managed by Loomis Sayles that are marketed in the United States on a no-load basis primarily through financial intermediaries to their customers. Loomis Sayles Funds also has a fixed income fund that has a sales charge and is marketed solely to Japanese investors. At December 31, 1999, total assets were approximately $2.8 billion.

       THE LOOMIS SAYLES INVESTMENT TRUST offers funds managed by Loomis Sayles and marketed on a no-load basis to institutional investors. At
       December 31, 1999, total assets were approximately $0.7 billion.

       THE JURIKA & VOYLES FUNDS consist of mutual funds managed by Jurika & Voyles that are marketed on a no-load basis primarily through financial intermediaries to their customers. At December 31, 1999, total assets were approximately $106 million.

       THE CGM FUNDS consist of mutual funds marketed on a no-load basis. At December 31, 1999, total assets in the CGM Funds, all of which are managed by CGM, were approximately $2.0 billion.

    A number of the Investment Management Firms advise or subadvise mutual funds in the NEW ENGLAND ZENITH FUNDS, which consist of mutual funds sponsored by New England Financial. These mutual funds serve as the underlying investment vehicle for variable annuity and variable life insurance products issued by New England Financial and MetLife, and are sold through insurance agent field forces of New England Financial and MetLife. At December 31, 1999, the total assets in the New England Zenith Funds advised or subadvised by Investment Management Firms were approximately $4.1 billion.

    In addition, the Investment Management Firms advised or sub-advised other mutual funds not included in the above groups with total assets of approximately $1.2 billion at December 31, 1999.

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

    The Investment Management Firms' revenues derive primarily from management and advisory fees calculated as a percentage of assets under management. For institutional and private clients, fees are generally billed quarterly and are calculated as a percentage of actual assets under management at the beginning or end of the calendar quarter. For most of the Investment Management Firms, the fee schedules typically provide lower incremental fees above certain levels of managed assets. For mutual fund clients, fees are billed monthly and are calculated as a percentage of the fund's average daily net assets. Fees paid by a fund are negotiated between the fund's advisor and the fund's board of trustees or directors, including a majority of those who are disinterested. Subsequent changes in the fees must generally be approved by the fund's shareholders. As a practical matter, mutual fund fees are revised infrequently, and fee negotiations are influenced by competitive forces in the mutual fund industry. Changes in assets under management, which can result from changes in market values of securities, net client inflows or outflows, and acquisitions, have a major impact on revenues earned by the Investment Management Firms. Additional management and advisory fee revenues can also be earned as a result of performance fees and transaction fees. Such fees are generally earned at the end of the performance contract period if investment returns have exceeded an established benchmark, or upon completion of specific transactions, sometimes resulting in periodic fluctuations in the recognition of such revenues.

    CERTAIN INVESTMENT MANAGEMENT RISK CONSIDERATIONS. Investment management firms are from time to time subject to claims for client losses or other amounts arising out of investment performance or other services that do not meet clients' expectations, particularly with respect to use of more innovative investment strategies.

    In addition, as a real estate investment manager, one of the Operating Partnership's investment management firms, AEW Capital, is subject to a number of special considerations with respect to a component of its business. Real estate investment portfolios are, by their terms, generally liquidated over an investment period, creating a continual need to attract new assets in order to achieve asset growth. In addition, real estate investment managers may be subject to certain potential risks as a result of the structures used for client investment that are not characteristic of the risks for other investment managers, such as the possibility that such managers might be responsible for tort and environmental claims.

COMPETITION

    The investment management business is highly competitive. The Operating Partnership and its Firms compete with a large number of investment management firms, commercial banks, insurance companies and others, many of which are larger and have access to greater resources. The Operating Partnership believes that the most important factors affecting competition for clients are: the abilities, performance records, investment styles and reputations of investment managers; the ability to hire and retain key investment managers; the effectiveness of marketing programs; the development of new investment strategies and information technologies; and competitiveness in fees and investor service. The Operating Partnership's ability to increase assets under management and to retain such assets could be adversely affected if client accounts underperform the market or the Operating Partnership's competitors, and if key investment managers leave the Operating Partnership's investment management firms. The Operating Partnership's competitive position also is dependent, in part, on the relative attractiveness of the types of investment products offered and investment philosophies, strategies and methods of the Operating Partnership's various Investment Management Firms under prevailing market conditions.

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

EMPLOYEES

    As of January 1, 2000, the Operating Partnership and its Firms employed approximately 1,585 persons. The Operating Partnership believes that, overall, its relations with its employees are good. Employees are compensated with a combination of salary, discretionary or performance-based bonus, profit sharing and fringe benefits. The Operating Partnership has sought to retain its senior employees through compensation arrangements which it believes are competitive in the industry.

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

1997 RESTRUCTURING OF THE PARTNERSHIP

    Although publicly held partnerships are generally taxed as corporations, Nvest believes it is eligible to be treated as a partnership for federal income tax purposes under a special provision grandfathering publicly traded partnerships that were in existence in 1987. The Taxpayer Relief Act of 1997, signed into law on August 5, 1997, permits certain publicly traded partnerships to elect to extend their grandfathered partnership tax status from year-to-year on an indefinite basis, which requires payment of an annual 3.5% federal tax on gross income and satisfaction of certain other conditions. In 1997, the Board of Directors approved a plan of Restructuring (as defined below) under which Nvest has made such an election. Were Nvest not to make this election, fail to qualify to make this election, or decide in the future not to pay the 3.5% gross income tax, it would become subject to the regular federal corporate income tax, with a maximum rate of 35% of taxable income, and to state corporate income taxes.

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

    As contemplated by the partnership agreement, certain of Nvest's unitholders (whose ownership derived from Nvest units received in exchange for contributions of appreciated investment management businesses) were permitted to choose to become partners in the Operating Partnership by exchanging Nvest units for an equal number of Operating Partnership units. Such unitholders who did not transfer their ownership to the Operating Partnership and Nvest's other unitholders (primarily persons who have acquired their Partnership units for cash in the public market) remained partners in Nvest. The transactions involving the creation of the Operating Partnership, the transfer of Nvest's assets and liabilities to the Operating Partnership and the exchange of Nvest units for Operating Partnership units, together with Nvest's election to retain its tax status and pay the 3.5% federal gross income tax, are referred to herein as the "Restructuring."

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

    The following diagram illustrates the structure of Nvest after the
Restructuring:

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Any statements in this report that are not historical facts are intended to fall within the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. These statements may be identified by such forward-looking terminology as "expect," "look," "believe," "anticipate," "may," "will" or similar statements or variations of such terms. Any forward-looking statements should be considered in light of the risks and uncertainties associated with Nvest and the Operating Partnership and their businesses, economic and market conditions prevailing from time to time, and the application and interpretation of federal and state tax laws and regulations, all of which are subject to material changes and which may cause actual results to vary materially from what had been anticipated. Certain factors that affect Nvest and the Operating Partnership have been described in other portions of this report, particularly in the following section, entitled, "Business--Forward-Looking Statements" and include factors such as conditions affecting fee revenues, reliance on key personnel, competition, regulatory and legal matters, and tax considerations. Readers are encouraged to review these factors carefully.

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

       TAX CONSIDERATIONS. Tax benefits, if any, resulting from the classification of Nvest or the Operating Partnership as a partnership depend on many circumstances that are beyond Nvest's and the Operating Partnership's control. Changes in the law, any termination of the tax status of Nvest or the Operating Partnership (technical or otherwise), certain transfers of units and certain changes in the market price of Nvest units all are occurrences, among others, that may affect Nvest's results or taxable income reported to unitholders.

ITEM 2.  PROPERTIES.

    The Operating Partnership and the Firms collectively occupy approximately 625,000 square feet of leased space in a number of locations in major U.S. cities including Boston, Massachusetts; New York, New York; and Chicago, Illinois.

ITEM 3.  LEGAL PROCEEDINGS.

    As previously disclosed, on June 7, 1996, the California Ironworkers Field Pension Trust, and several related trusts (the "Trusts"), filed suit against the Operating Partnership's subsidiary, Loomis, Sayles & Company, L.P. ("Loomis Sayles") in the U.S. District Court for the Central District of California (Western Division) alleging violation of investment guidelines and breach of fiduciary duty under ERISA with respect to the purchase of certain securities for the account of the Trusts. The suit seeks money damages in excess of $20 million representing lost principal, together with amounts representing loss of investment income. On March 3, 1997, the Court granted the motion of Loomis Sayles to dismiss certain of the causes of action of the plaintiff and to strike the plaintiff's request for punitive damages. Following trial, on March 26, 1999, the Court entered a decision for Loomis Sayles on all remaining counts of the complaint, except for a limited claim as to which the court found for one of the Trusts. Thereafter, on July 9, 1999, the Court entered judgment for that Trust in the amount of $1.1 million. In early August, 1999, the Trusts filed notices of their appeals and Loomis Sayles filed notice of a cross-appeal. The case remains in the early stages of the appeals. Management believes that the final outcome of this matter will not have a material adverse effect on the results of operations or financial condition of the Operating Partnership or Nvest.

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

    No matter was submitted to a vote of unitholders during the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

UNIT INFORMATION

    Nvest's units are listed on the New York Stock Exchange under the symbol "NEW." High and low sales prices for the units together with distributions declared for the years ended December 31 follow:

                                                                        DISTRIBUTIONS DECLARED
                                                                    ------------------------------
1999                                        HIGH          LOW       REGULAR    SPECIAL     TOTAL
----                                     -----------   ----------   --------   --------   --------
First Quarter..........................  $27 9/16      $22 7/8       $0.63         --      $0.63
Second Quarter.........................   25 5/16       22 1/4        0.63         --       0.63
Third Quarter..........................   25 5/8        21            0.63         --       0.63
Fourth Quarter.........................   21 3/4        15 7/8        0.46       0.17       0.63
                                                                     -----      -----      -----
                                                                     $2.35      $0.17      $2.52
                                                                     =====      =====      =====

                                                                           DISTRIBUTIONS DECLARED
                                                                       ------------------------------
1998                                        HIGH            LOW        REGULAR    SPECIAL     TOTAL
----                                    -------------   ------------   --------   --------   --------
First Quarter.........................  $36 13/16       $28             $0.60         --      $0.60
Second Quarter........................   35 5/16         31 5/8          0.63         --       0.63
Third Quarter.........................   32 1/2          21 1/16         0.63         --       0.63
Fourth Quarter........................   29 1/4          24 3/16         0.63         --       0.63
                                                                        -----                 -----
                                                                        $2.49                 $2.49
                                                                        =====                 =====

    On February 1, 2000, the closing price of the units on the New York Stock Exchange was $18 3/4 per unit. As of such date, there were approximately 400 unitholders of record of Nvest. Management estimates that there are over 5,000 beneficial owners, including those who hold their units in "street" name through brokerage accounts or other nominees.

    During 1999, the Operating Partnership issued 25,000 units as incentive awards to executives under the Restricted Unit Plan. In each case, the units were issued to the executives in transactions that were exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act") and/or the rules contained in Regulation D thereunder. The dates of issuance and the number of units issued were as follows: February 18, 1999--15,000 units; and September 16, 1999--10,000 units.

DISTRIBUTION POLICY

    NVEST. Nvest expects to distribute to its unitholders substantially all of the distributions received from the Operating Partnership after accruing the 3.5% federal gross income tax, any state tax, and any other miscellaneous expenses. For the year ended December 31, 1999, such expenses reduced the $3.08 per unit of total distributions received by Nvest by approximately $0.56 per unit, resulting in distributions payable to unitholders of $2.52 per unit. Total distributions declared of $2.52 per unit included $2.35 of regular distributions and $0.17 of special distributions.

    The Board of Directors of the General Partner typically declares distributions at its meeting during the last month of the quarter to which the distribution relates, payable to unitholders of record on the last day of the quarter. On December 16, 1999, the Board of Directors declared a distribution of $0.63 per unit at Nvest, payable on February 15, 2000 to unitholders of record as of December 31, 1999. This distribution included a $0.46 regular distribution and a $0.17 special distribution.

    Changes in operating cash flow of the Operating Partnership directly impact the amount of distributions that Nvest may pay. For further discussion of the Operating Partnership's distribution policy, see below.

    THE OPERATING PARTNERSHIP. The Operating Partnership generally distributes to its unitholders operating cash flow not required for normal business operations and working capital needs, including support of its growth strategy and the repurchase of units. Operating cash flow is defined as net income plus non-cash charges for amortization of intangibles and restricted unit plan compensation. In 1999, operating cash flow per unit was $3.32 and the Operating Partnership declared distributions of $3.08 per unit, including $0.17 in special distributions.

    The Operating Partnership adopted a program of regular and special distributions during the fourth quarter of 1999, declaring a regular distribution of $0.60 per unit and a special distribution of $0.17 per unit, compared to a $0.77 per unit regular distribution for the prior quarter. Historically, the Operating Partnership has maintained the level of distribution at a relatively high regular rate. The new program establishes a regular distribution at a lower level, to be supplemented by periodic special distributions or increases in the regular distribution rate, depending on operating results. This change allows more flexibility in addressing any variability in the business resulting from transaction and performance fees, as well as shifts in profitability relating to factors such as fee rates and asset mix. Going forward, total regular and special distributions per unit are expected to range from 80% to 90% of operating cash flow per unit. For 1999, regular distributions declared per unit of $2.91 represented approximately 88% of operating cash flow per unit while total distributions declared of $3.08 per unit represented approximately 93% of operating cash flow.

    As a limited partnership, the Operating Partnership has different operating characteristics than those of a typical corporation. The Operating Partnership's stated distribution policy is to distribute currently to unitholders (which includes Nvest) operating cash flow not required for normal business operations and working capital needs, including support of the Operating Partnership's growth strategy and the repurchase of units. As a result, Nvest believes that operating cash flow per unit is important to help both existing and potential unitholders of Nvest understand their potential return on an investment in Nvest. Operating cash flow per unit should not be construed as an alternative to net income per unit or as an alternative to cash flow from operating activities as reported in the Consolidated Statement of Cash Flows included in Item 8. Operating cash flow, as calculated by the Operating Partnership, may not be consistent with comparable computations by other companies.

ITEM 6.  SELECTED FINANCIAL DATA.

    In connection with the Restructuring that was completed on December 31, 1997, Nvest, L.P. ("Nvest") contributed all of its operating assets and liabilities to Nvest Companies, L.P. (the "Operating Partnership") in exchange for Operating Partnership units. See Item 1, "Business--1997 Restructuring of Nvest, L.P."

    At December 31, 1999, Nvest owned approximately 14% of the units of the Operating Partnership. Selected financial data is presented below for Nvest, L.P. through December 31, 1999 and for Nvest Companies, L.P. starting with its formation on December 31, 1997. As of December 31, 1997, the results of Nvest reflect its equity investment in the Operating Partnership and the results of the Operating Partnership represent the results of Nvest prior to the Restructuring.

    The following selected financial data at or for the years ended December 31 should be read in conjunction with the Financial Statements included in Item 8.

                                        THE OPERATING PARTNERSHIP
                          ------------------------------------------------------
                                   NVEST, L.P.             NVEST COMPANIES, L.P.                  NVEST, L.P.
                          ------------------------------   ---------------------              -------------------
                            1995       1996       1997       1998        1999                   1998       1999
                          --------   --------   --------   ---------   ---------              --------   --------
                                              (IN THOUSANDS, EXCEPT PER UNIT DATA)
STATEMENT OF INCOME DATA
Revenues................  $280,258   $392,651   $561,469   $669,532    $655,130               $16,672    $15,398
                          ======================================================              ===================
Net income..............  $ 52,750   $ 70,224   $ 95,682   $110,782    $104,132               $13,052    $11,948
                          ======================================================              ===================
PER UNIT DATA
Net income:
  Basic.................  $   1.76   $   1.96   $   2.22        N/A         N/A               $  2.02    $  1.88
                          ======================================================              ===================
  Diluted...............  $   1.73   $   1.85   $   2.21        N/A         N/A               $  2.00    $  1.88
                          ======================================================              ===================
Distributions declared:
  Regular...............  $   1.78   $   2.05   $   2.14   $   3.05    $   2.91               $  2.49    $  2.35
  Special...............        --         --       0.55         --        0.17                    --       0.17
                          ------------------------------------------------------              -------------------
      Total.............  $   1.78   $   2.05   $   2.69   $   3.05    $   3.08               $  2.49    $  2.52
                          ======================================================              ===================
WEIGHTED AVERAGE UNITS
  OUTSTANDING-DILUTED...    33,824     42,076     43,881     45,074      44,555                 6,963      6,392
                          ======================================================              ===================

                                        THE OPERATING PARTNERSHIP
                           ----------------------------------------------------
                               NVEST, L.P.           NVEST COMPANIES, L.P.                 NVEST, L.P.
                           -------------------   ------------------------------   ------------------------------
                             1995       1996       1997       1998       1999       1997       1998       1999
                           --------   --------   --------   --------   --------   --------   --------   --------
                                                              (IN THOUSANDS)
BALANCE SHEET DATA
Intangible assets........  $355,122   $527,765   $660,394   $636,583   $598,096   $    --    $    --    $    --
                           ========   ========   ========   ========   ========   =======    =======    =======
Total assets.............  $520,873   $721,658   $944,568   $899,382   $855,973   $76,028    $79,620    $66,053
                           ========   ========   ========   ========   ========   =======    =======    =======
Notes
  payable-noncurrent.....  $ 80,919   $118,334   $271,667   $270,000   $270,000   $    --    $    --    $    --
                           ========   ========   ========   ========   ========   =======    =======    =======
ASSETS UNDER MANAGEMENT
  (IN BILLIONS)..........  $    77B   $   100B   $   125B   $   135B   $   133B   $    --    $    --    $    --
                           ========   ========   ========   ========   ========   =======    =======    =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

    At year-end 1997, Nvest, L.P. ("Nvest") completed a restructuring (the "Restructuring") that included the transfer of its business, assets and liabilities to a newly formed operating partnership, Nvest Companies, L.P. ("the Operating Partnership"). As a result of the Restructuring, Nvest's primary asset consists of its economic interest in the Operating Partnership. Nvest records its investment in the Operating Partnership under the equity method of accounting based on its proportionate share of net income of the Operating Partnership. At December 31, 1999, Nvest owned approximately 6.3 million units, or approximately 14% of the economic interests in the Operating Partnership. As part of the Restructuring, Nvest elected to retain its partnership tax status in return for paying an annual 3.5% federal gross income tax on its proportionate share of the gross income of the Operating Partnership. For further information regarding the Restructuring, please refer to the discussion under Item 1, "Business--1997 Restructuring of the Partnership."

    As a result of the Restructuring, Management's Discussion and Analysis includes two sections. In the first section, the results of Nvest for the year ended December 31, 1999 are compared to the results for the year ended
December 31, 1998. A discussion of the results of Nvest for the year ended December 31, 1998 compared to the year ended December 31, 1997 is not considered meaningful due to the accounting changes brought on by the change in structure (equity method of accounting as compared to consolidated operating results) and therefore has not been included. In the second section, the results of the Operating Partnership for the year ended December 31, 1999 are compared to the results of the Operating Partnership for 1998. The results of the Operating Partnership for the year ended December 31, 1998 are compared to the results of Nvest for the year ended December 31, 1997, because the operations of the Operating Partnership prior to the Restructuring were those of Nvest.

                                  NVEST, L.P.

                                                                 FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                                1998            1999
                                                              ---------       ---------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     UNIT DATA)
THE OPERATING PARTNERSHIP
  Net income................................................  $110,782        $104,132
  Add back restricted unit plan compensation *..............     3,898           3,277
                                                              --------        --------
  Net income available......................................  $114,680        $107,409
                                                              ========        ========
NVEST, L.P.
  Percentage ownership of the Operating Partnership on a
    weighted average basis--basic...........................    14.487%         14.293%
                                                              ========        ========
  Equity in earnings of the Operating Partnership...........  $ 16,617        $ 15,353
  Gross income tax and other expenses, net..................     3,565           3,405
                                                              --------        --------
  Net income................................................  $ 13,052        $ 11,948
                                                              ========        ========
  Net income per unit--diluted **...........................  $   2.00        $   1.88
                                                              ========        ========
  Distributions declared per unit
    Regular.................................................  $   2.49        $   2.35
    Special.................................................        --            0.17
                                                              --------        --------
                                                              $   2.49        $   2.52
                                                              ========        ========
Weighted average units outstanding--diluted.................     6,963           6,392
                                                              ========        ========

------------------------

* Restricted unit plan compensation is fully allocated to certain limited partners of the Operating Partnership, and is added back to net income to determine net income available for allocation.

** Net income per unit--diluted is calculated based on Nvest's percentage ownership of the Operating Partnership on a diluted basis, which was 15.448% and 14.346% for the years ended December 31, 1998 and 1999, respectively. See Note 5 of the Notes to Consolidated Financial Statements of Nvest, L.P. for the calculation of net income per unit.

GENERAL

    Nvest derives its net income and cash available for distribution from its ownership of units in the Operating Partnership. At December 31, 1999, Nvest owned approximately 6.3 million units of the Operating Partnership, representing an approximate 14% interest. Each quarter, Nvest distributes to its unitholders substantially all of the distributions received from the Operating Partnership after accruing its federal and state tax obligations and miscellaneous operating expenses. Nvest's major expense is the 3.5% federal gross income tax that is payable on Nvest's proportionate share of the Operating Partnership's gross income.

DISTRIBUTIONS TO UNITHOLDERS

    In 1999, Nvest received distributions from the Operating Partnership totaling $3.08 per unit, including $0.17 in special distributions. Nvest in turn declared distributions of $2.52 per unit, with the $0.56 per unit difference consisting primarily of the tax obligations discussed above. The Operating Partnership has significant non-cash expenses which allow both it and, therefore, Nvest to maintain a distribution level in excess of net income. Changes in operating cash flow of the Operating Partnership directly impact the amount of distributions that Nvest may pay. For a discussion of the Operating Partnership's distribution policy, see "Distribution Policy," below.

STATEMENT OF INCOME FOR 1999 COMPARED TO 1998

    Nvest's net income of $1.88 per unit (diluted) for 1999 was down $0.12 from net income per unit (diluted) of $2.00 for 1998. The results reflect lower net income at the Operating Partnership.

    Equity in earnings of the Operating Partnership of $15.4 million for 1999 was down $1.2 million from $16.6 million for 1998. Nvest receives a pro rata share of the Operating Partnership's net income available for allocation based on its equity interest in the Operating Partnership. The decrease was due almost entirely to lower net income at the Operating Partnership. Nvest's ownership of the Operating Partnership on a weighted average basis (basic) declined from 14.487% for 1998 to 14.293% for 1999 due to the effect of a unit repurchase program. For further information, please see Management's Discussion and Analysis of the Operating Partnership's results, below.

    Gross income tax and other expenses consist primarily of a 3.5% federal tax on Nvest's proportionate share of the gross income of the Operating Partnership.

    Weighted average units outstanding (diluted) declined from 7.0 million for 1998 to 6.4 million for 1999. The decrease resulted primarily from lower dilution from fewer incremental units assumed outstanding for the exercise of unit options. This decline resulted in Nvest's share of the Operating Partnership's earnings declining on a weighted average diluted basis from 15.448% for 1998 to 14.346% for 1999.

CAPITAL RESOURCES AND LIQUIDITY

    Nvest distributes to its unitholders substantially all of the distributions received from the Operating Partnership, after accruing its tax obligations and miscellaneous operating expenses. These distribution payments to unitholders have occurred essentially concurrent with the distributions received by Nvest from the Operating Partnership. Distributions paid during 1998 of $17.1 million exceeded the distributions paid during 1999 of $16.1 million, primarily because the 1998 payments included a distribution declared during the fourth quarter of 1997, when Nvest was not subject to the 3.5% federal gross income tax.

    The timing of the distributions received from the Operating Partnership and the gross income tax payments made has resulted in fluctuations in cash and cash equivalents in 1999 as compared to 1998. The 1998 gross income tax was not payable until March 15, 1999. As a result, the cash set aside from the quarterly distributions to fund the gross income tax accumulated with interest, totaling $2.8 million at December 31, 1998. Beginning in 1999, the gross income tax was required to be paid in quarterly installments. To the extent there are temporary cash shortfalls due to the timing of tax payments and the receipt of quarterly distributions from the Operating Partnership, short-term loans are extended to Nvest by the Operating Partnership. At December 31, 1999, Nvest had a
$0.6 million short-term note payable to the Operating Partnership.

                           THE OPERATING PARTNERSHIP

    The following is an analysis of the financial condition and results of operations of the Operating Partnership for the year ended December 31, 1999 compared to the years ended December 31, 1997 and 1998. The operations of the Operating Partnership prior to the Restructuring were conducted by Nvest, L.P., and subsequent to the Restructuring, have been conducted by Nvest Companies, L.P.

                                                NVEST, L.P.     NVEST COMPANIES, L.P.
                                                ------------   -----------------------
                                                    1997          1998         1999
                                                ------------   ----------   ----------
                                                 (IN THOUSANDS, EXCEPT PER UNIT DATA)
Revenues......................................    $561,469      $669,532     $655,130
                                                  --------      --------     --------
Expenses:
  Restricted unit plan compensation...........       1,209         3,898        3,277
  Amortization of intangibles.................      37,789        39,528       40,452
  Other expenses..............................     426,789       515,324      507,269
                                                  --------      --------     --------
                                                   465,787       558,750      550,998
                                                  --------      --------     --------
Net income....................................    $ 95,682      $110,782     $104,132
                                                  ========      ========     ========
Operating cash flow (1).......................    $134,680      $154,208     $147,861
                                                  ========      ========     ========
Operating cash flow per unit--diluted (1).....    $   3.07      $   3.42     $   3.32
                                                  ========      ========     ========
Distributions declared per unit:
  Regular.....................................    $   2.14      $   3.05     $   2.91
  Special.....................................        0.55            --         0.17
                                                  --------      --------     --------
      Total...................................    $   2.69      $   3.05     $   3.08
                                                  ========      ========     ========

Weighted average units outstanding--diluted...      43,881        45,074       44,555
                                                  ========      ========     ========

------------------------

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

GENERAL

    The Operating Partnership is an investment management firm with approximately $133 billion in assets under management at December 31, 1999. It operates through twelve investment management firms and six distribution and consulting firms to provide a wide array of investment styles and products to institutional, mutual fund and private client markets. The Operating Partnership's assets under management include equity and fixed income securities, money market funds and real estate.

    The Operating Partnership seeks to grow by expanding the investment management firms' capabilities, expanding marketing efforts and distribution channels, and selectively pursuing the acquisition of investment management firms. The Operating Partnership supports its firms' existing businesses and new initiatives that demonstrate substantial potential for growth in assets under management by allocating capital and other resources to those businesses and initiatives. In addition, the Operating Partnership and the investment management firms identify opportunities for joint marketing efforts, enhanced distribution of investment products (such as mutual funds) and operational efficiencies across the organization.

    Several new ventures were initiated by the Operating Partnership during 1999. The first was a joint venture with Asahi Life Asset Management Company, an affiliate of Asahi Mutual Life Insurance Company of Japan. The joint venture facilitates the provision of investment advisory and investment management services to Japanese institutions and individuals by various of the investment management firms. During the second half of 1999, approximately $2.2 billion in assets were sourced in this fashion for Nvest Firms. Additionally, over $600 million in assets were received from Japanese investors as a result of subadvisory relationships between Loomis, Sayles & Company and Japanese firms that market investment products to individual investors. In total, the Operating Partnership and its affiliates commenced management of almost $3.5 billion of assets from clients in the Pacific Rim during 1999.

    A second venture was the acquisition in July 1999 of Kobrick Funds, a growth equity investment manager. Kobrick Funds advises three equity mutual funds with over $400 million in assets under management at December 31, 1999, more than double the level of assets under management in these funds at the time of acquisition in July 1999. These funds have had strong records since their inception in 1998. During the third quarter of 1999, the fund trustees approved the restructuring of the funds' share classes, enabling them to be distributed under the Kobrick name through the Nvest Funds family and other centralized marketing groups of the Operating Partnership. In addition, Kobrick Funds assumed management of one of four segments of the Nvest Star Advisors Fund that was formerly advised by an unaffiliated third party. Since its acquisition, assets under management by Kobrick Funds from all sources have increased from $200 million to over $900 million.

    Additionally, Nvest Services Company reached an agreement to operate as the transfer agent for the Operating Partnership's largest mutual fund complex, The Oakmark Family of Funds, including the new Oakmark Global Fund. Nvest Services Company now acts as the transfer agent for four of the Operating Partnership's mutual fund families.

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

INTANGIBLE ASSETS AND AMORTIZATION OF INTANGIBLES

    Intangible assets of $598 million represent the excess of the purchase price of acquisitions over the fair value of the net tangible assets acquired. Intangible assets, including investment advisory contracts and goodwill, are amortized over periods ranging from 7 to 30 years. The Operating Partnership periodically evaluates the estimated remaining lives and the carrying value of intangible assets to determine whether events and circumstances warrant adjustment. Projected undiscounted future cash flows of each acquisition are compared to the recorded values of the related intangible assets, factoring in known or expected trends, future prospects and other relevant information. If the projected future cash flows are less than the carrying value of the intangible assets, the Operating Partnership would recognize an impairment loss for the difference between the carrying amount and the estimated fair value of the intangible assets. At December 31, 1999, there was no impairment of intangible assets.

    Cost assigned to contracts and goodwill acquired is amortized as an operating expense. It does not, however, require the use of cash and, therefore, it is added back to net income along with restricted unit plan compensation to arrive at operating cash flow available for distribution.

DISTRIBUTION POLICY

    The Operating Partnership generally distributes to its unitholders operating cash flow not required for normal business operations and working capital needs, including support of its growth strategy and the repurchase of units. Operating cash flow is defined as net income plus non-cash charges for amortization of intangibles and restricted unit plan compensation. During 1999, the Operating Partnership declared distributions of $3.08 per unit, including $0.17 in special distributions, compared to $3.05 per unit declared during 1998.

    The Operating Partnership adopted a program of regular and special distributions during the fourth quarter of 1999, declaring a regular distribution of $0.60 per unit and a special distribution of $0.17 per unit, compared to a $0.77 per unit regular distribution for the prior quarter. Historically, the Operating Partnership has maintained the level of distribution at a relatively high regular rate. The new program establishes a regular distribution at a lower level, to be supplemented by periodic special distributions or increases in the regular distribution rate, depending on operating results. This change allows more flexibility in addressing any variability in the business resulting from transaction and performance fees, as well as shifts in profitability relating to factors such as fee rates and asset mix. Going forward, total regular and special distributions per unit are expected to range from 80% to 90% of operating cash flow per unit. Regular distributions declared per unit of $2.91 represented approximately 88% of operating cash flow per unit for 1999, while total distributions declared of $3.08 per unit represented approximately 93% of operating cash flow.

ASSETS UNDER MANAGEMENT

    Assets under management at December 31 follow:

                                                            1997       1998       1999
                                                          --------   --------   --------
CLIENT TYPE (IN BILLIONS):
  Separate Accounts:
    Third Party Institutional...........................    $ 74       $ 83       $ 85
    Private Account.....................................      12         12         11
    MetLife General Account.............................       6          4          1
                                                            ----       ----       ----
                                                              92         99         97
                                                            ----       ----       ----
  Mutual Funds:
    Equity..............................................      20         21         19
    Fixed Income/Money Market...........................      13         15         17
                                                            ----       ----       ----
                                                              33         36         36
                                                            ----       ----       ----
                                                            $125       $135       $133
                                                            ====       ====       ====
ASSET CLASS (IN BILLIONS):
  Equity................................................    $ 60       $ 61       $ 59
  Fixed Income..........................................      51         58         57
  Money Market..........................................       8         10         11
  Real Estate...........................................       6          6          6
                                                            ----       ----       ----
                                                            $125       $135       $133
                                                            ====       ====       ====

    Assets under management were $133 billion as of December 31, 1999. This compares to $135 billion at December 31, 1998 and $127 billion at September 30, 1999. Although net new business was slightly positive in the fourth quarter, the Operating Partnership experienced net outflows of approximately $8 billion for the year. For separate accounts, outflows in value style equity products and MetLife general account assets were partially offset by assets gathered from foreign clients and institutional fixed income accounts. Mutual funds had approximately $2 billion in net client outflows during 1999. The Oakmark Family of Funds had $4 billion of net outflows for the year. This was partially offset by net inflows in money market funds and a mutual fund distributed in Japan.

STATEMENT OF INCOME FOR 1999 COMPARED TO 1998

    Net income of $104.1 million for 1999 decreased $6.7 million from $110.8 million for 1998, primarily as a result of lower management and advisory fee revenues, partially offset by expense reductions in variable compensation and other expenses.

    Management and advisory fees of $595.3 million for 1999 decreased
$20.1 million from $615.4 million for 1998. Mutual fund revenues for 1999 decreased $15 million compared to 1998. A steep decline in assets under management in the value style equity mutual fund products, particularly the Oakmark Fund, resulted in the lower mutual fund revenues for the year. Changes in assets under management at the Oakmark Fund have a disproportionate impact on revenues due to the higher fees commanded by this retail equity product. Partially offsetting declining revenues in the value style equity mutual fund products were gains in lower fee money market products. Institutional and private account revenues (excluding general account revenues) for 1999 increased $2 million compared to 1998. Growth in revenues from risk-adjusted equity products, fixed income products, and small cap value products was partially offset by a decline in revenues in mid to large cap value style products and real estate transaction fees. General account revenues of $6 million for 1999 declined $7 million from 1998, primarily due to MetLife's restructuring of its general account portfolio in anticipation of its demutualization. MetLife reassigned $3 billion of these general account assets in-house by the third quarter of 1999. Overall, performance fees contributed approximately two percent of total management and advisory fees for 1998 and 1999, with most of the fees occurring in the fourth quarter of each year.

    Other revenues and interest income of $59.9 million for 1999 increased
$5.8 million from $54.1 million for 1998, and included a $2.6 million net gain on the sale of a small affiliate. The balance of the increase resulted from client servicing fees, primarily transfer agency fees, which are largely offset by an increase in servicing expenses.

    Compensation and benefits of $325.6 million for 1999 were down $5.3 million from $330.9 million for the 1998. Base compensation increased $10.8 million as a result of annual salary increases and increased staffing. Variable compensation, which results from subsidiary incentive payments based on profitability, investment portfolio performance, new business sales, and participation in the subsidiaries' growth in revenues and profits, declined $16.1 million. Variable compensation as a percentage of total compensation declined from 53% for 1998 to 49% for 1999. The variable compensation plans reward the subsidiaries for growth in their business, but also require them to share in the impact of declines. In this way, the variable compensation plans act to reduce fluctuations in the Operating Partnership's profitability.

    Depreciation and amortization of $10.2 million for 1999 increased
$2.1 million from $8.1 million for 1998. The increase results from increased capital expenditures to upgrade systems, as well as costs related to office expansion and relocation.

    Occupancy, equipment and systems expense of $36.0 million for 1999 increased $4.0 million from $32.0 million for 1998 due to lease renewals at higher rates and costs associated with expanded business activities.

    Other expense of $109.6 million for 1999 decreased $7.8 million from $117.4 million for 1998. Increases in third party distribution expenses were more than offset by decreases in discretionary expenses for marketing and advertising and other subsidiary expenses.

STATEMENT OF INCOME FOR 1998 COMPARED TO 1997

    Net income of $110.8 million for 1998 increased $15.1 million from $95.7 million for 1997. The increase resulted from higher average assets under management and the resulting increase in revenues, somewhat tempered by increased investment in distribution and marketing initiatives.

    Management and advisory fees of $615.4 million for 1998 increased
$99.8 million (or 19%) from total revenues of $515.6 million in 1997. The revenue increase was especially concentrated in the first half of 1998, coinciding with the Operating Partnership's higher average assets under management at that time as compared to 1997. Institutional and private account revenues (excluding acquisitions) increased $45 million in 1998 as compared to 1997, with growth particularly strong in the fixed income and risk adjusted equity products. Mutual fund revenues increased $41 million in 1998 as compared to 1997. This growth was generated primarily by asset increases in equity funds during the first half of 1998. For the full year, equity funds had net client outflows of $1.2 billion, which was more than offset by $1.8 billion of inflows to money market funds and variable annuity products. Acquisitions completed in the second half of 1997 contributed an incremental $14 million to institutional and private account revenues in 1998.

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

    Occupancy, equipment and systems expense of $32.0 million for 1998 increased $8.4 million from the 1997 due to lease renewals, higher costs associated with expanded business activities and system initiatives.

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

CAPITAL RESOURCES AND LIQUIDITY

    Operating cash flow not required for normal business operations and working capital needs, including support of the Operating Partnership's growth strategy and the repurchase of units, is generally distributed to unitholders each quarter. Distributions to unitholders are typically declared during the last month of calendar quarters. The Operating Partnership has the ability to make distributions in excess of net income due to its non-cash amortization expense. On December 16, 1999, the Operating Partnership declared a distribution of $0.77 per unit, including a $0.17 special distribution. The Board of Directors set the regular distribution at $0.60 per unit, to be adjusted periodically or supplemented by special distributions, depending upon operating results. Going forward, total regular and special distributions per unit are expected to range from 80% to 90% of operating cash flow per unit. Regular distributions declared per unit of $2.91 represented approximately 88 % of operating cash flow per unit for 1999, while total distributions declared of $3.08 per unit represented approximately 93% of operating cash flow.

    The Operating Partnership's working capital (defined as current assets less current liabilities) declined from $14 million in 1998 to a negative $7 million in 1999. Although cash flow from operating activities exceeded distributions by $13 million, this was more than offset by long-term investments and cash used to repurchase units under a unit repurchase plan. Investments included seed money contributed to new investment products, capital expenditures for systems upgrades and leasehold improvements, and contingent payments on previous acquisitions. As of December 31, 1999, the Operating Partnership had used only $2.6 million of its uncommitted $10 million credit facility, with $175 million available on its committed credit facilities. The firm's key leverage ratio of long-term debt to EBIDTA (defined as earnings before interest, depreciation, taxes and amortization) was well within investment grade guidelines at December 31, 1999.

    Senior notes of $110 million and $160 million due in January 2003 and April 2007, respectively, are expected to be refinanced at maturity. The interest rates of 6.54% and 7.15% on the $110 million and $160 million notes, respectively, are fixed rates.

    As of December 31, 1999, the Operating Partnership estimates that
$49 million in cash and/or LP units may be paid to the sellers of certain firms acquired. Such amounts would be paid over a seven-year period following the respective closing dates through December 31, 2006, depending upon the attainment of certain post-closing revenue and profit levels. Up to $10 million of this amount may be paid as early as the third quarter of 2000. Substantially all of the contingent consideration, if paid, is expected to be accounted for as additional purchase price.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Neither Nvest nor the Operating Partnership were party to derivative financial instruments or derivative commodity instruments at or during the year ended December 31, 1999. The Operating Partnership's only significant financial instruments (as defined by Financial Accounting Standards Board Statement
No. 107) are its fixed rate senior notes of $110 million and $160 million which are discussed above and in Note 6 of the Operating Partnership's December 31, 1999 Consolidated Financial Statements included herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                PAGE
                                                              --------
FINANCIAL STATEMENTS OF NVEST, L.P. ("NVEST")

  Balance Sheet as of December 31, 1998 and 1999............     30

  Consolidated Statement of Income for the three years ended
    December 31,
    1997, 1998 and 1999.....................................     31

  Consolidated Statement of Cash Flows for the three years
    ended December 31,
    1997, 1998 and 1999.....................................     32

  Consolidated Statement of Changes in Partners' Capital for
    the three years ended December 31, 1997, 1998 and
    1999....................................................     33

  Notes to Consolidated Financial Statements................     34

  Report of Independent Accountants.........................     40

FINANCIAL STATEMENTS OF THE OPERATING PARTNERSHIP
  (NVEST, L.P. IN 1997 AND NVEST COMPANIES, L.P. IN 1998 AND
  1999)

  Consolidated Balance Sheet as of December 31, 1998 and
    1999....................................................     41

  Consolidated Statement of Income for the three years ended
    December 31,
    1997, 1998 and 1999.....................................     42

  Consolidated Statement of Cash Flows for the three years
    ended December 31,
    1997, 1998 and 1999.....................................     43

  Consolidated Statement of Changes in Partners' Capital for
    the three years ended December 31, 1997, 1998 and
    1999....................................................     44

  Notes to Consolidated Financial Statements................     45

  Report of Independent Accountants.........................     55

                                  NVEST, L.P.

                                 BALANCE SHEET

                                                                AT DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 2,772    $     3
  Distribution receivable from the Operating Partnership....    5,017      4,835
                                                              -------    -------
    Total current assets....................................    7,789      4,838
Investment in the Operating Partnership (Note 6)............   71,831     61,215
                                                              -------    -------
    Total assets............................................  $79,620    $66,053
                                                              =======    =======

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Distribution payable......................................  $ 4,105    $ 3,956
  Gross income tax payable and accrued expenses.............    3,622        678
                                                              -------    -------
    Total current liabilities...............................    7,727      4,634
Contingent liabilities (Note 9)
Partners' capital (6,516,248 units at December 31, 1998
  and 6,276,782 units at December 31, 1999).................   71,893     61,419
                                                              -------    -------
    Total liabilities and partners' capital.................  $79,620    $66,053
                                                              =======    =======

          See Accompanying Notes to Consolidated Financial Statements.

                                  NVEST, L.P.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 1997         1998         1999
                                                              ----------   ----------   ----------
                                                              (IN THOUSANDS, EXCEPT PER UNIT DATA)
REVENUES
  Equity in earnings of the Operating Partnership...........   $     --     $16,617      $15,353
  Management and advisory fees..............................    515,617          --           --
  Other revenues and interest income........................     45,852          55           45
                                                               --------     -------      -------
                                                                561,469      16,672       15,398
                                                               --------     -------      -------

EXPENSES
  Compensation and benefits.................................    276,414          --           --
  Restricted unit plan compensation.........................      1,209          --           --
  Amortization of intangibles...............................     37,789          --           --
  Depreciation and amortization.............................      6,740          --           --
  Occupancy, equipment and systems..........................     23,629          --           --
  Interest expense..........................................     19,608          --           --
  Other, including gross income tax.........................     98,487       3,620        3,450
                                                               --------     -------      -------
                                                                463,876       3,620        3,450
                                                               --------     -------      -------

Income before income taxes..................................     97,593      13,052       11,948
  Income tax expense........................................      1,911          --           --
                                                               --------     -------      -------

Net income..................................................   $ 95,682     $13,052      $11,948
                                                               ========     =======      =======

Net income per unit (Note 5):
  Basic.....................................................   $   2.22     $  2.02      $  1.88
                                                               ========     =======      =======
  Diluted...................................................   $   2.21     $  2.00      $  1.88
                                                               ========     =======      =======

Weighted average units outstanding--diluted (Note 5)........     43,881       6,963        6,392
                                                               ========     =======      =======

          See Accompanying Notes to Consolidated Financial Statements.

                                  NVEST, L.P.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 1997        1998        1999
                                                              ----------   ---------   ---------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  95,682    $ 13,052    $ 11,948
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Amortization of intangibles.............................     37,789          --          --
    Restricted unit plan compensation.......................      1,209          --          --
                                                              ---------    --------    --------
      Subtotal..............................................    134,680      13,052      11,948
    Equity in earnings of partnerships......................    (13,043)    (16,617)    (15,353)
    Distributions received from partnerships................     11,923      19,765      19,688
    Depreciation and amortization...........................      6,740          --          --
    Increase in receivables and other assets................    (20,308)         --          --
    Increase (decrease) in gross income tax payable and
      accrued expenses......................................     19,436       3,622      (2,944)
                                                              ---------    --------    --------
  Net cash provided by operating activities.................    139,428      19,822      13,339
                                                              ---------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of units of the Operating Partnership--exercised
    options and other.......................................                 (2,870)         --
  Proceeds from sale of units of the Operating Partnership
    (Note 4)................................................         --       2,205       7,470
  Capital expenditures......................................    (12,839)         --          --
  Increase in investment securities.........................    (19,487)         --          --
  Acquisition payments, net of cash acquired................    (58,581)         --          --
                                                              ---------    --------    --------
  Net cash provided by (used in) investing activities.......    (90,907)       (665)      7,470
                                                              ---------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions paid to unitholders.........................   (100,869)    (17,050)    (16,108)
  Proceeds from issuance of units--exercised options and
    other...................................................        272       2,870          --
  Payment for retirement of units (Note 4)..................         --      (2,205)     (7,470)
  Proceeds from notes payable...............................    175,500          --          --
  Repayment of notes payable................................     (1,717)         --          --
  Payment of deferred purchase consideration................    (79,635)         --          --
                                                              ---------    --------    --------
  Net cash used in financing activities.....................     (6,449)    (16,385)    (23,578)
                                                              ---------    --------    --------
Net increase (decrease) in cash and cash equivalents before
  cash transferred to the Operating Partnership.............     42,072       2,772      (2,769)
Cash transferred to the Operating Partnership...............    (91,986)         --          --
                                                              ---------    --------    --------
  Net increase (decrease) in cash and cash equivalents......    (49,914)      2,772      (2,769)
Cash and cash equivalents, beginning of period..............     49,914          --       2,772
                                                              ---------    --------    --------
Cash and cash equivalents, end of period....................  $      --    $  2,772    $      3
                                                              =========    ========    ========
Cash paid during the period for interest....................  $  16,240    $     --    $     21
                                                              =========    ========    ========
Cash paid during the period for income taxes................  $   3,971    $     --    $  6,516
                                                              =========    ========    ========
Supplemental disclosure of non-cash transactions:
  Increase in intangible assets.............................  $ 112,936    $     --    $     --
  Increase in notes payable.................................     22,650          --          --
  Decrease in deferred purchase consideration...............    (64,489)         --          --
  Increase in partners' capital.............................    152,156          --          --
  Transfer of partners' capital (to) from Nvest Companies,
    L.P. ...................................................   (390,250)      3,303       1,005

          See Accompanying Notes to Consolidated Financial Statements.

                                  NVEST, L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                                                TOTAL
                                                              PARTNERS'    LIMITED    GENERAL
                                                               CAPITAL    PARTNERS    PARTNER
                                                              ---------   ---------   --------
                                                                       (IN THOUSANDS)
Balance at December 31, 1996 (38,081,731 Limited Partner
  units and 110,000 General Partner units)..................  $ 328,264   $ 327,527    $ 737
    Net income..............................................     95,682      95,435      247
    Distributions declared..................................   (116,324)   (116,028)    (296)
    Units issued............................................    152,427     152,427       --
    Restricted unit plan compensation.......................      1,209       1,209       --
    Transfer of partners' capital to the Operating
      Partnership...........................................   (390,250)   (390,250)      --
                                                              ---------   ---------    -----

Balance at December 31, 1997 (6,164,980 Limited Partner
  units and 110,000 General Partner units)..................     71,008      70,320      688
    Net income..............................................     13,052      12,846      206
    Distributions declared..................................    (16,135)    (15,861)    (274)
    Units issued--exercised options and other...............      2,870       2,870       --
    Units retired...........................................     (2,205)     (2,205)      --
    Transfer of partners' capital from the Operating
      Partnership...........................................      3,303       3,303       --
                                                              ---------   ---------    -----

Balance at December 31, 1998 (6,406,248 Limited Partner
  units and 110,000 General Partner units)..................     71,893      71,273      620
    Net income..............................................     11,948      11,742      206
    Distributions declared..................................    (15,957)    (15,680)    (277)
    Units issued--exercised options and other...............         --          --       --
    Units retired...........................................     (7,470)     (7,470)      --
    Transfer of partners' capital from the Operating
      Partnership...........................................      1,005       1,005       --
                                                              ---------   ---------    -----

Balance at December 31, 1999 (6,166,782 Limited Partner
  units and 110,000 General Partner units)..................  $  61,419   $  60,870    $ 549
                                                              =========   =========    =====

          See Accompanying Notes to Consolidated Financial Statements.

                                  NVEST, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION

    Nvest, L.P. ("Nvest"), formerly named New England Investment Companies, L.P., is a publicly traded limited partnership listed on the New York Stock Exchange. Effective with a restructuring completed on December 31, 1997 (the "Restructuring"), Nvest's business currently is to engage in the investment advisory business by acting as advising general partner of Nvest Companies, L.P. ("the Operating Partnership"). The Operating Partnership operates through investment management firms that offer a broad array of investment management products and styles across a wide range of asset categories to institutions, mutual funds and private clients. Nvest's primary asset at December 31, 1999 was 6,276,782 units of the Operating Partnership, representing a general partner's interest in the Operating Partnership. Nvest's financial statements should be read in conjunction with the Consolidated Financial Statements of the Operating Partnership.

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

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION. The 1997 financial statements of Nvest include the accounts of its wholly-owned subsidiaries prior to the Restructuring (see
Note 1). All material intercompany accounts and transactions have been eliminated in consolidation.

    CASH EQUIVALENTS AND NOTES PAYABLE. Under a demand note agreement, Nvest deposits excess funds with the Operating Partnership, or receives short-term loans from the Operating Partnership when there are temporary cash shortfalls. Interest in both cases is at money market rates. At December 31, 1998, the note balance receivable at Nvest was $2,770,000 and was included in cash and cash equivalents as it was callable on demand. At December 31, 1999, the note balance payable by Nvest to the Operating Partnership was $576,000, and was included in gross income tax payable and accrued expenses.

    EQUITY METHOD OF ACCOUNTING. Subsequent to the Restructuring, Nvest has recorded its investment in the Operating Partnership using the equity method of accounting. Revenue is recorded based on Nvest's proportionate share of net income of the Operating Partnership, after adjusting for restricted unit plan compensation (which is fully allocated to certain limited partners of the Operating Partnership), with a corresponding increase in its investment in the Operating Partnership. Distributions from the Operating Partnership reduce Nvest's investment in the Operating Partnership.

                                  NVEST, L.P.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    GROSS INCOME TAX. Effective January 1, 1998, a 3.5% federal gross income tax has been incurred on the Partnership's proportionate share of the gross income of the Operating Partnership and any of its subsidiary partnerships.

    USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent liabilities reported in the accompanying financial statements.

    SEGMENT DATA. Effective January 1, 1998, Nvest adopted Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). Based on criteria established in FAS 131, management has determined that Nvest has one operating segment which is domiciled in the United States of America that offers a broad array of investment management products and styles to institutions, mutual funds, and private clients.

NOTE 3--EXCHANGE OF OPERATING PARTNERSHIP UNITS FOR NVEST UNITS

    Each quarter, Nvest provides holders of Operating Partnership units a limited opportunity to exchange their units for Nvest units, subject to applicable requirements intended to ensure that the Operating Partnership remains a private partnership. For the years ended December 31, 1998 and 1999, respectively, 228,723 and 70,207 Operating Partnership units were exchanged for an equal number of Nvest units and Nvest received 228,723 and 70,207 units of the Operating Partnership. On January 3, 2000, 47,500 Operating Partnership units were exchanged for an equal number of Nvest units and Nvest received 47,500 units of the Operating Partnership.

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

NOTE 4--UNIT REPURCHASE PLAN

    On September 16, 1999, the Board of Directors of the general partner of Nvest and the Operating Partnership extended a plan to repurchase up to one million limited partnership units of the partnerships through September 30, 2000. The repurchase plan, which was initiated on September 15, 1998, authorizes the purchase of units in either the open market or privately negotiated transactions. In the case of purchases of Nvest units, the Operating Partnership has made and is expected to continue to make a corresponding purchase at the same cost of Operating Partnership units from Nvest. For the years ended December 31, 1998 and 1999, respectively, 80,062 and 309,673 units were repurchased at a cost of $2,205,000 and $7,470,000.

                                  NVEST, L.P.

NOTE 5--NET INCOME PER UNIT

    The calculation of basic and diluted net income per unit and weighted average units outstanding at December 31 follows:

                                                     1997       1998       1999
                                                   --------   --------   --------
                                                           (IN THOUSANDS,
                                                       EXCEPT PER UNIT DATA)
Net income.......................................  $95,682    $13,052    $11,948
  Add restricted unit plan compensation..........    1,209         --         --
                                                   -------    -------    -------
Net income--for basic calculation................   96,891     13,052     11,948
  Additional equity in earnings of the Operating
    Partnership, net of gross income tax and
    other expenses, related to incremental units
    assumed outstanding *........................       --        860         46
                                                   -------    -------    -------
Net income--for diluted calculation..............  $96,891    $13,912    $11,994
                                                   =======    =======    =======
Weighted average units outstanding:
  Basic..........................................   43,732      6,456      6,364
    Incremental units assumed outstanding
      from exercise of unit options *............      149        507         28
                                                   -------    -------    -------
  Diluted........................................   43,881      6,963      6,392
                                                   =======    =======    =======
Net income per unit:
  Basic..........................................  $  2.22    $  2.02    $  1.88
                                                   =======    =======    =======
  Diluted........................................  $  2.21    $  2.00    $  1.88
                                                   =======    =======    =======

------------------------

* When an option for a unit of Nvest is exercised, the Operating Partnership issues a unit to Nvest. This increases Nvest's relative ownership in the Operating Partnership. Dilution due to option exercises occurs at the Operating Partnership and affects Nvest proportionately.

NOTE 6--INVESTMENT IN THE OPERATING PARTNERSHIP

    Investment activity in the Operating Partnership for the years ended December 31 follows (in thousands):

                                                              1998       1999
                                                            --------   --------
Investment in the Operating Partnership, beginning of
  year....................................................  $71,008    $71,831
  Investment from exercise of options and other unit
    issuances.............................................    2,870         --
  Investment from unit exchanges (Note 3).................    3,303      1,005
  Sale of units of the Operating Partnership (Note 4).....   (2,205)    (7,470)
  Equity in earnings of the Operating Partnership.........   16,617     15,353
  Distributions declared by the Operating Partnership.....  (19,762)   (19,504)
                                                            -------    -------
Investment in the Operating Partnership, end of year......  $71,831    $61,215
                                                            =======    =======

                                  NVEST, L.P.

NOTE 7--TAX CONSIDERATION FOR PUBLIC UNITHOLDERS (UNAUDITED)

    Purchasers of Nvest units after August 10, 1993, are allowed an amortization deduction that reduces the amount of income on which they pay taxes. This deduction permits such unitholders to amortize a substantial portion of the price paid for Nvest units over 15 years and significantly reduces the current effective tax rate on distributions paid by Nvest to unitholders. Due to this amortization benefit, the cash distributions that Nvest pays to unitholders are likely to continue to exceed the amount of taxable income on which unitholders must pay taxes. Amortization deductions decrease the tax basis of units held and will likely be recaptured as ordinary income if and when the units are sold.

    A hypothetical example of the amount of the amortization tax benefit for 1999 follows. For 1999, Nvest estimates that taxable income to the public unitholder before the amortization deduction was approximately $2.86 per unit. The amount of the amortization deduction varies depending on the purchase price and other factors. However, using a purchase price in December 1998 of $26.75 per unit (of which approximately $22.95 would represent amortizable assets), the amortization deduction would reduce net taxable income by $1.53 per unit, resulting in a deferral of nearly 53% of estimated taxable income until the units are sold. The relative value of this tax benefit will vary depending on a number of factors, including the unit purchase price and the amount of taxable income allocable to unitholders. For the year ended December 31, 1999, Nvest declared distributions of $2.52 per unit. Under this illustration, the effective tax rate to the unitholder on the distributions for 1999 would be approximately 21%. Based on the assumptions above, the calculation of the lower effective tax rate for the year ended December 31, 1999 is shown in tabular form as follows:

                                                                           PER
                                                                           UNIT
                                                                         --------
Distributions declared for calendar year 1999...............              $ 2.52
Allocation of estimated taxable income prior to tax
  amortization of the purchase price........................   $ 2.86
Less estimated tax amortization allocation of the purchase
  price
  ( 1/15 OF $22.95).........................................    (1.53)
                                                               ------
    Net taxable income......................................   $ 1.33
Estimated income tax (ASSUMED 40% PERSONAL INCOME TAX
  RATE).....................................................               (0.53)
                                                                          ------
Total distributions declared for calendar year 1999, net of
  personal income taxes.....................................              $ 1.99
                                                                          ======
Estimated current income tax as percent of distributions
  declared..................................................                  21%
                                                                          ======

    1999 distributions declared of $2.52 exceed taxable income of $1.33 by $1.19. The $1.19 differential is not subject to tax in 1999 but decreases a unitholder's tax basis by a like amount.

                                  NVEST, L.P.

NOTE 7--TAX CONSIDERATION FOR PUBLIC UNITHOLDERS (UNAUDITED) (CONTINUED)
    The estimated tax basis of unitholders purchasing units in December 1998 follows:

                                                                PER
                                                                UNIT
                                                              --------
Tax basis at December 31, 1998 (ASSUMED PURCHASE PRICE).....   $26.75
Add 1999 net taxable income (PER ABOVE).....................     1.33
Less non-deductible expenses, principally the gross income
  tax.......................................................    (0.55)
Less 1999 total distributions declared......................    (2.52)
                                                               ------
    Tax basis at December 31, 1999..........................   $25.01
                                                               ======

    The foregoing examples are based solely on estimates of taxable income for 1999. Each year, a schedule K-1 is sent to each unitholder identifying the holder's amortization tax benefit, if applicable. Under Federal law, unitholders are required to pay tax on their allocable share of Nvest's taxable income regardless of the amount of distributions paid. As individual tax situations may vary, prospective purchasers of units are urged to consult with their tax advisors. The statements herein may constitute forward-looking statements within the meaning of the federal securities laws. The accuracy of these forward-looking statements depends in large part on the interpretation and application of tax laws and regulations, which are subject to change, and estimates made by Nvest based on such interpretations.

NOTE 8--GROSS INCOME TAX EXPENSE

    As described in Note 1--Organization, Nvest elected to extend its grandfathered partnership tax status for 1998 and following periods upon payment of a 3.5% federal gross income tax on its proportionate share of the Operating Partnership's gross income. The 1998 gross income tax was payable on or before March 15, 1999. Effective for tax years ended after 1998, the gross income tax is required to be paid in quarterly installments.

NOTE 9--CONTINGENT LIABILITIES

    The business units of the Operating Partnership are from time to time subject to legal proceedings and claims that arise in the course of their businesses. In the opinion of management, the amount of any ultimate liability with respect to currently pending actions will not have a material adverse effect on the results of operations or financial condition of Nvest.

NOTE 10--EQUITY INCENTIVE PLANS

    As discussed in Note 8 of the Operating Partnership's consolidated financial statements, the Operating Partnership has two equity incentive plans. Under these plans, options on Nvest L.P. units are granted to employees of the Operating Partnership. Upon exercise of the options, the Operating Partnership purchases Nvest, L.P. units at the current market price and Nvest, L.P., in turn, purchases a corresponding amount of units from the Operating Partnership. At December 31, 1999, 6,774,714 options were outstanding, of which 521,048 were exercisable. No options were exercised during the year ended December 31, 1999. Equity based compensation is accounted for under the intrinsic value method and, as such, no compensation expense has been recognized in the financial statements of the Operating Partnership. If the fair value method had been used, the pro forma net income of Nvest would have been $12,767,000 (or $1.95 per unit--diluted) and $11,537,000 (or $1.81 per unit--diluted) for the years ended December 31, 1998 and 1999, respectively.

                                  NVEST, L.P.

NOTE 11--SELECTED QUARTERLY AND FULL YEAR FINANCIAL DATA (QUARTERLY RESULTS ARE UNAUDITED)

                                                      FIRST      SECOND     THIRD      FOURTH      FULL
1999                                                 QUARTER    QUARTER    QUARTER    QUARTER      YEAR
----                                                 --------   --------   --------   --------   --------
                                                             (IN THOUSANDS, EXCEPT PER UNIT DATA)
Revenues
  Equity in earnings of the Operating
    Partnership....................................   $3,967     $3,750     $4,038     $3,598    $15,353
  Interest income..................................       39          6         --         --         45
                                                      ------     ------     ------     ------    -------
                                                       4,006      3,756      4,038      3,598     15,398
Gross income tax and other expenses................      920        833        877        820      3,450
                                                      ------     ------     ------     ------    -------
Net income.........................................   $3,086     $2,923     $3,161     $2,778    $11,948
                                                      ======     ======     ======     ======    =======
Net income per unit:
  Basic............................................   $ 0.48     $ 0.46     $ 0.50     $ 0.44    $  1.88
                                                      ======     ======     ======     ======    =======
  Diluted..........................................   $ 0.48     $ 0.46     $ 0.50     $ 0.44    $  1.88
                                                      ======     ======     ======     ======    =======
Distributions declared per unit:
  Regular..........................................   $ 0.63     $ 0.63     $ 0.63     $ 0.46    $  2.35
  Special..........................................       --         --         --       0.17       0.17
                                                      ------     ------     ------     ------    -------
      Total........................................   $ 0.63     $ 0.63     $ 0.63     $ 0.63    $  2.52
                                                      ======     ======     ======     ======    =======
Weighted average units outstanding--diluted........    6,484      6,401      6,375      6,307      6,392
                                                      ======     ======     ======     ======    =======

                                                      FIRST      SECOND     THIRD      FOURTH      FULL
1998                                                 QUARTER    QUARTER    QUARTER    QUARTER      YEAR
----                                                 --------   --------   --------   --------   --------
                                                             (IN THOUSANDS, EXCEPT PER UNIT DATA)
Revenues
  Equity in earnings of the Operating
    Partnership....................................   $3,964     $4,214     $4,240     $4,199    $16,617
  Interest income..................................       --          5         20         30         55
                                                      ------     ------     ------     ------    -------
                                                       3,964      4,219      4,260      4,229     16,672
Gross income tax and other expenses................      881        874        950        915      3,620
                                                      ------     ------     ------     ------    -------
Net income.........................................   $3,083     $3,345     $3,310     $3,314    $13,052
                                                      ======     ======     ======     ======    =======
Net income per unit:
  Basic............................................   $ 0.49     $ 0.52     $ 0.51     $ 0.51    $  2.02
                                                      ======     ======     ======     ======    =======
  Diluted..........................................   $ 0.48     $ 0.51     $ 0.50     $ 0.51    $  2.00
                                                      ======     ======     ======     ======    =======
Distributions declared per unit....................   $ 0.60     $ 0.63     $ 0.63     $ 0.63    $  2.49
                                                      ======     ======     ======     ======    =======
Weighted average units outstanding--diluted........    7,017      7,242      6,873      6,720      6,963
                                                      ======     ======     ======     ======    =======

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of Nvest, L.P.

    In our opinion, the consolidated financial statements of Nvest, L.P. ("Nvest") listed in the accompanying index on page 29 of this Form 10-K present fairly, in all material respects, the financial position of Nvest and its subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of Nvest's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Boston, Massachusetts
January 28, 2000

                           THE OPERATING PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET

                                                                AT DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 52,135   $ 23,154
  Management and advisory fees receivable...................    98,914    104,059
  Investment securities.....................................    18,715     11,038
  Other.....................................................     7,057     12,702
                                                              --------   --------
    Total current assets....................................   176,821    150,953

Intangible assets:
  Investment advisory contracts.............................   505,292    469,365
  Goodwill..................................................   131,291    128,731
Fixed assets................................................    34,708     44,140
Other assets................................................    51,270     62,784
                                                              --------   --------
    Total assets............................................  $899,382   $855,973
                                                              ========   ========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable and accrued expenses.....................  $124,317   $121,529
  Distribution payable......................................    34,439     34,230
  Notes payable.............................................     4,437      2,600
                                                              --------   --------
    Total current liabilities...............................   163,193    158,359

Deferred compensation, benefits and other...................    19,307     17,945
Notes payable...............................................   270,000    270,000
                                                              --------   --------
    Total liabilities.......................................   452,500    446,304

Contingent liabilities (Note 7)

Partners' capital (44,725,799 units at December 31, 1998
  and 44,412,586 units at December 31, 1999)................   446,882    409,669
                                                              --------   --------
    Total liabilities and partners' capital.................  $899,382   $855,973
                                                              ========   ========

          See Accompanying Notes to Consolidated Financial Statements.

                          THE OPERATING PARTNERSHIP *

                        CONSOLIDATED STATEMENT OF INCOME

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                              NVEST, L.P.   NVEST COMPANIES, L.P.
                                                              -----------   ---------------------
                                                                 1997         1998        1999
                                                              -----------   ---------   ---------
                                                                        (IN THOUSANDS)
REVENUES
  Management and advisory fees..............................    $515,617    $615,422    $595,257
  Other revenues and interest income........................      45,852      54,110      59,873
                                                                --------    --------    --------
                                                                 561,469     669,532     655,130
                                                                --------    --------    --------
EXPENSES
  Compensation and benefits.................................     276,414     330,923     325,626
  Restricted unit plan compensation.........................       1,209       3,898       3,277
  Amortization of intangibles...............................      37,789      39,528      40,452
  Depreciation and amortization.............................       6,740       8,127      10,252
  Occupancy, equipment and systems..........................      23,629      32,023      35,998
  Interest expense..........................................      19,608      21,516      21,113
  Other.....................................................      98,487     117,472     109,646
                                                                --------    --------    --------
                                                                 463,876     553,487     546,364
                                                                --------    --------    --------
Income before income taxes..................................      97,593     116,045     108,766
  Income tax expense........................................       1,911       5,263       4,634
                                                                --------    --------    --------
Net income..................................................    $ 95,682    $110,782    $104,132
                                                                ========    ========    ========

------------------------

* As discussed in Note 1, the financial information above reflects the operations of Nvest, L.P. prior to the Restructuring completed on December 31, 1997 and Nvest Companies, L.P. thereafter.

          See Accompanying Notes to Consolidated Financial Statements.

                          THE OPERATING PARTNERSHIP *

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                              NVEST, L.P.   NVEST COMPANIES, L.P.
                                                              -----------   ---------------------
                                                                 1997         1998        1999
                                                              -----------   ---------   ---------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................   $  95,682    $ 110,782   $ 104,132
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Amortization of intangibles.............................      37,789       39,528      40,452
    Restricted unit plan compensation.......................       1,209        3,898       3,277
                                                               ---------    ---------   ---------
      Subtotal..............................................     134,680      154,208     147,861
    Depreciation and amortization...........................       6,740        8,127      10,252
    Equity in earnings of partnerships......................     (13,043)     (13,684)    (12,207)
    Distributions received from partnerships................      11,923       14,588      12,131
    Increase in receivables and other assets................     (20,308)     (14,248)     (6,870)
    Increase (decrease) in accounts payable and other
      liabilities...........................................      19,436       15,487        (463)
                                                               ---------    ---------   ---------
  Net cash provided by operating activities.................     139,428      164,478     150,704
                                                               ---------    ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................     (12,839)     (16,401)    (19,683)
  (Increase) decrease in investment securities/other
    investments.............................................     (19,487)       3,199      (7,789)
  Acquisition payments, net of cash acquired................     (58,581)     (11,667)     (5,652)
                                                               ---------    ---------   ---------
  Net cash used in investing activities.....................     (90,907)     (24,869)    (33,124)
                                                               ---------    ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions paid to unitholders.........................    (100,869)    (137,047)   (137,254)
  Proceeds from issuance of units--exercised options........         272        1,789          --
  Payment for retirement of units...........................          --       (2,205)     (7,470)
  Proceeds from notes payable...............................     175,500        2,770       2,600
  Repayment of notes payable................................      (1,717)     (44,767)     (4,437)
  Payment of deferred purchase consideration................     (79,635)          --          --
                                                               ---------    ---------   ---------
  Net cash used in financing activities.....................      (6,449)    (179,460)   (146,561)
                                                               ---------    ---------   ---------
  Net increase (decrease) in cash and cash equivalents......      42,072      (39,851)    (28,981)
Cash and cash equivalents, beginning of period..............      49,914       91,986      52,135
                                                               ---------    ---------   ---------
Cash and cash equivalents, end of period....................   $  91,986    $  52,135   $  23,154
                                                               =========    =========   =========
Cash paid during the period for interest....................   $  16,240    $  20,761   $  20,389
                                                               =========    =========   =========
Cash paid during the period for income taxes................   $   3,971    $   2,055   $   6,769
                                                               =========    =========   =========

Supplemental disclosure of non-cash transactions:
  Increase in intangible assets.............................   $ 112,936    $  11,344   $   1,876
  Increase in notes payable.................................      22,650           --          --
  Decrease in deferred purchase consideration...............     (64,489)          --          --
  Increase in partners' capital.............................     152,156        7,250          --
  Transfer of partners' capital to Nvest Companies, L.P.....     390,250           --          --

--------------------------

* As discussed in Note 1, the financial information above reflects the operations of Nvest, L.P. prior to the Restructuring completed on December 31, 1997 and Nvest Companies, L.P. thereafter.

          See Accompanying Notes to Consolidated Financial Statements.

                          THE OPERATING PARTNERSHIP *

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                                                TOTAL
                                                              PARTNERS'   LIMITED    GENERAL
                                                               CAPITAL    PARTNERS   PARTNERS
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
Balance at December 31, 1996 (38,081,731 Limited Partner
  units and 110,000 General Partner units)..................  $328,264    $327,527   $   737
    Net income..............................................    95,682      95,435       247
    Distributions declared..................................  (116,324)   (116,028)     (296)
    Units issued............................................   152,427     152,427        --
    Restricted unit plan compensation.......................     1,209       1,209        --
    Restructuring of Nvest, L.P. (Note 1)...................        --     (70,320)   70,320
                                                              --------    --------   -------
Balance at December 31, 1997 (38,191,999 Limited Partner
  units and 6,274,980 General Partner units)................   461,258     390,250    71,008
    Net income..............................................   110,782      94,165    16,617
    Distributions declared..................................  (135,947)   (116,185)  (19,762)
    Units issued--exercised options and other...............     2,096          57     2,039
    Units issued--acquisitions..............................     7,000       7,000        --
    Units retired...........................................    (2,205)         --    (2,205)
    Restricted unit plan compensation.......................     3,898       3,898        --
    Unit exchanges..........................................        --      (3,303)    3,303
                                                              --------    --------   -------
Balance at December 31, 1998 (38,209,551 Limited Partner
  units and 6,516,248 General Partner units)................   446,882     375,882    71,000
    Net income..............................................   104,132      88,779    15,353
    Distributions declared..................................  (137,046)   (117,542)  (19,504)
    Other...................................................      (106)       (106)       --
    Units retired...........................................    (7,470)         --    (7,470)
    Restricted unit plan compensation.......................     3,277       3,277        --
    Unit exchanges..........................................        --      (1,005)    1,005
                                                              --------    --------   -------
Balance at December 31, 1999 (38,135,804 Limited Partner
  units and 6,276,782 General Partner units)................  $409,669    $349,285   $60,384
                                                              ========    ========   =======

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

          See Accompanying Notes to Consolidated Financial Statements.

                           THE OPERATING PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION

    Nvest Companies, L.P. ("the Operating Partnership") operates through investment management firms that offer a broad array of investment management products and styles across a wide range of asset categories to institutions, mutual funds and private clients. The business of the Operating Partnership was conducted by Nvest, L.P. ("Nvest") prior to the Restructuring completed on December 31, 1997, as described more fully in Note 1 of the financial statements of Nvest.

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

    INTANGIBLE ASSETS. Intangible assets include both the portion of the purchase price of acquisitions accounted for under the purchase method allocated to investment advisory contracts and the portion in excess of the fair value of net assets acquired which is recorded as goodwill. Investment advisory contracts are amortized on a straight-line basis over periods ranging from 7 to 24 years. Goodwill is amortized on a straight-line basis over periods ranging from 15 to 30 years. The estimated remaining lives of the intangible assets are periodically reevaluated. If experience after the acquisition indicates that the estimated remaining lives should be shortened, the cost assigned to the intangible assets is amortized prospectively over the shorter life commencing at the time the new estimate is determined. Intangible assets are presented net of accumulated amortization of $130.8 million and $171.1 million at December 31, 1998 and 1999, respectively.

    The Operating Partnership evaluates its intangible assets periodically to determine whether events and circumstances warrant adjustment to their carrying value. Projected undiscounted future cash flows of each acquisition are compared to the recorded values of the related intangible assets, factoring in known or expected trends, future prospects and other relevant information. If the projected future cash flows are less than the carrying value of the intangible assets, the Operating Partnership would recognize an impairment loss for the difference between the carrying amount and the estimated fair value of the intangible assets. At December 31, 1999, there was no impairment of intangible assets.

    DEPRECIATION AND AMORTIZATION. Fixed assets are stated at cost and are depreciated or amortized over 3 to 10 years using straight-line and accelerated methods. Leasehold improvements are amortized using the straight-line method over the shorter of the life of the respective lease or the life of the improvement.

    FAIR VALUE OF FINANCIAL INSTRUMENTS. The fair value of the Operating Partnership's cash and cash equivalents at December 31, 1999 approximates the carrying value due to the short-term nature of these investments. The Operating Partnership's investment securities are recorded at fair value. The fair value of the Operating Partnership's senior notes payable is discussed in Note 6.

    NET CAPITAL REQUIREMENTS. Certain subsidiaries are subject to broker dealer net capital requirements. At December 31, 1999, each subsidiary was in compliance with its respective capital requirement.

                           THE OPERATING PARTNERSHIP

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ESCROW BALANCES.  At December 31, 1999, the Operating Partnership held
$8 million in escrow on behalf of clients. As the Operating Partnership does not have an economic interest in these funds, they are excluded from the Consolidated Balance Sheet.

    MANAGEMENT AND ADVISORY FEES. Management and advisory fees are recognized as services are rendered and are based primarily as a percentage of assets under management. Mutual fund sales commissions are recognized as income on the trade date. Transaction and performance based fees are recognized as income upon satisfaction of contractual obligations. Fees collected in advance are deferred and recognized as income when earned.

    USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent liabilities reported in the accompanying financial statements.

    SEGMENT DATA. Effective January 1, 1998, the Operating Partnership adopted Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). Based on criteria established in FAS 131, management has determined that the Operating Partnership's business units aggregate to one operating segment which is domiciled in the United States of America that offers a broad array of investment management products and styles to institutions, mutual funds, and private clients.

    RECLASSIFICATIONS. Certain amounts in prior year financial statements have been reclassified to conform with the 1999 presentation.

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

    Income tax expense includes $1,316,000, $1,738,000 and $2,008,000 of partnership income tax expense, consisting primarily of state and local income taxes, and $595,000, $3,525,000 and $2,626,000 of corporate subsidiary income tax expense for the years ended December 31, 1997, 1998 and 1999, respectively. The effective income tax rates of 2%, 5% and 4% for the years ended
December 31, 1997, 1998 and 1999, respectively, are low primarily due to income not subject to income taxes. The net deferred tax asset of $1,132,000 and $658,000 at December 31, 1998 and 1999, respectively, is included in other assets.

NOTE 4--UNIT REPURCHASE PLAN

    On September 16, 1999, the Board of Directors of the general partner of Nvest and the Operating Partnership extended a plan to repurchase up to one million limited partnership units of the partnerships through September 30, 2000. The repurchase plan, which was initiated on September 15, 1998, authorizes the purchase of units in either the open market or privately negotiated transactions. In the case of purchases of Nvest units, the Operating Partnership has made and is expected to continue to make a corresponding purchase at the same cost of Operating Partnership units from Nvest. For the years ended

                           THE OPERATING PARTNERSHIP

NOTE 4--UNIT REPURCHASE PLAN (CONTINUED)
December 31, 1998 and 1999 respectively, 80,062 and 309,673 units were repurchased at a cost of $2,205,000 and $7,470,000.

NOTE 5--ACQUISITIONS

    The Operating Partnership acquired certain assets and assumed certain liabilities of five investment management firms during 1997, 1998 and 1999. Each acquisition was accounted for under the purchase method of accounting and is included in the financial statements as of the effective date of the transaction. In addition to the initial purchase price, some acquisition agreements include contingent payment arrangements, which have been factored into the purchase consideration tables shown below in the year that the contingency is met.

    1999 ACQUISITION

    Kobrick Funds was acquired effective July 7, 1999. Included in the 1999 purchase consideration information below are 1999 payments and accruals, and contingent payments earned in 1999 on previous acquisitions.

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

                           THE OPERATING PARTNERSHIP

NOTE 5--ACQUISITIONS (CONTINUED)
    PURCHASE CONSIDERATION

    Purchase consideration information for 1997, 1998 and 1999 acquisitions follows. The amounts include contingent payments earned on previous acquisitions, as well as direct acquisition costs.

                                                           1997       1998       1999
                                                         --------   --------   --------
                                                                 (IN MILLIONS)
Cash...................................................   $ 61.3     $ 6.0       $ --
Notes payable and accrued contingent payments..........     27.8       2.7        2.0
Partnership units (3,609,000 and 249,000 for 1997 and
  1998, respectively)..................................     87.2       7.0         --
                                                          ------     -----       ----
  Total................................................   $176.3     $15.7       $2.0
                                                          ======     =====       ====

                                      1997                             1998                         1999
                          -----------------------------   ------------------------------   -----------------------
                             AMORTIZATION                    AMORTIZATION                  AMORTIZATION
                                PERIOD          AMOUNT          PERIOD           AMOUNT       PERIOD       AMOUNT
                          ------------------   --------   -------------------   --------   ------------   --------
                                                               (IN MILLIONS)
Contracts acquired......         7-23 years     $157.2                8 years    $ 7.2                      $ --
Goodwill................           30 years       13.2            15-30 years      8.4       15 years        2.0
Net tangible assets.....                           5.9                             0.1                        --
                                                ------                           -----                      ----
  Total.................                        $176.3                           $15.7                      $2.0
                                                ======                           =====                      ====

    CONTINGENT CONSIDERATION

    As of December 31, 1999, a combined total of up to $49 million in cash and/or units may be paid to the sellers of certain of the firms acquired over a seven-year period following the respective closing dates through December 31, 2006, depending upon attainment of certain post-closing profit and revenue levels. Substantially all of the contingent consideration, if paid, is expected to be accounted for as additional purchase price.

NOTE 6--NOTES PAYABLE

    On April 1, 1997, the Operating Partnership completed a private placement of $160 million of 7.15% senior notes due April 2007. The senior notes have an effective interest rate of 7.29%, including deferred debt issuance costs which are amortized to interest expense over the term of the senior notes. On
January 9, 1996, the Operating Partnership completed a private placement of $110 million of 6.54% senior notes due January 2003. These notes have an effective interest rate of 7.06% including deferred debt issuance costs. Based on the borrowing rates currently available to the Operating Partnership for notes with similar terms and average maturities, the fair value of the senior notes is estimated to be $254 million at December 31, 1999.

    At December 31, 1999, the Operating Partnership had a $165 million revolving credit agreement, which expires October 2001. Additionally, there is a $20 million line of credit with a commercial bank at LIBOR plus 27.5 basis points. The annual commitment fee on unused credit lines is 12.5 basis points. A balance of $2.6 million was outstanding under these agreements at December 31, 1999.

                           THE OPERATING PARTNERSHIP

NOTE 6--NOTES PAYABLE (CONTINUED)
    COVENANTS

    Under the terms of the senior notes and credit agreements, certain covenants are required to be met, including the maintenance of cash flow ratios, distributions and partners' capital. At December 31, 1999 the Operating Partnership was in compliance with these covenants.

NOTE 7--CONTINGENT LIABILITIES

    The business units of the Operating Partnership are from time to time subject to legal proceedings and claims that arise in the course of their businesses. In the opinion of management, the amount of any ultimate liability with respect to currently pending actions will not have a material adverse effect on the results of operations or financial condition of the Operating Partnership.

NOTE 8--INCENTIVE COMPENSATION

    INCENTIVE COMPENSATION

    The Operating Partnership and each of its principal subsidiaries have incentive compensation plans that award payments to certain current and former employees which are generally dependent upon current earnings, cash flow, and profit margins. In addition, special compensation programs for portfolio managers are based on the performance of the funds managed. Incentive compensation plan expense was $142,838,000, $175,510,000 and $159,452,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

    RESTRICTED UNIT PLAN

    Restricted unit plan awards are made from units contributed by MetLife and Reich & Tang, Inc. This non-cash compensation expense is fully allocated to MetLife and Reich & Tang, Inc. Awards under the plan provide for vesting of units to participants over various vesting schedules. Units awarded under the plan were 51,200, 166,000 and 25,000 for the years ended December 31, 1997, 1998 and 1999, respectively, at a weighted average per unit fair value at grant date of $26.04, $35.46 and $23.65, respectively. Compensation expense is recognized over the vesting period based on the market value of the units on the date awarded and was $1,209,000, $3,898,000 and $3,277,000 for the years ended December 31, 1997, 1998 and 1999, respectively. Distributions paid on unvested units are included in compensation expense. At December 31, 1999, 43,600 units remained available for grant under the plan.

    EQUITY INCENTIVE PLANS

    Under the 1993 Equity Incentive Plan (the "1993 Plan"), a total of 1,774,000 units were initially made available for issuance. At December 31, 1999, 1,615,952 options were outstanding under the 1993 Plan. These options vest ratably over three, four or five years, and expire in ten years from the date of grant.

    On August 25, 1997, the unitholders approved 6,000,000 units for issuance under the 1997 Equity Incentive Plan (the "1997 Plan"). At December 31, 1999, 5,158,762 options were outstanding under the 1997 Plan. In addition to options to acquire units, any of the following incentives may be awarded to participants under the 1997 Plan: unit appreciation rights; restricted units; unrestricted units; awards entitling the recipient to delivery in the future of units or other securities; securities which are convertible into or exchangeable for units and cash bonuses. These awards may be conditioned in whole or in part on

                           THE OPERATING PARTNERSHIP

NOTE 8--INCENTIVE COMPENSATION (CONTINUED) the satisfaction of specified performance criteria. No awards can be granted under the 1997 Plan after June 16, 2007 (although awards granted prior to that day may continue thereafter). Options granted in 1997 under the 1997 plan vest January 1, 2004, or beginning January 1, 2000, depending upon the attainment of certain public market prices for units of the Partnership, or ratably over a five year period ending September 9, 2002 and expire in ten years from the date of grant. Options granted in 1999 under the 1997 plan vest ratably over three, four or five years and expire in ten years from the date of grant. The exercise price of options granted under the 1993 or 1997 Plans may not be less than the fair market value of the underlying units on the date of grant.

    Equity based compensation is accounted for under the intrinsic value method and, as such, no compensation expense has been recognized in the financial statements for these awards. If the fair value method had been used, the pro forma net income would have been $95,132,000, $108,810,000 and $101,255,000 for the years ended December 31, 1997, 1998 and 1999, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

                                                           1997        1998        1999
                                                         ---------   ---------   ---------
Risk-free interest rate................................      6.20%       4.66%       5.94%
Weighted average expected life.........................  6.7 years   5.0 years   5.0 years
Volatility.............................................      20.0%       21.0%       23.5%
Distribution yield.....................................         8%          8%          9%

    A summary of options outstanding under the 1993 and 1997 Equity Incentive Plans at December 31, 1997, 1998 and 1999 follows:

                                                           1997                   1998                   1999
                                                   --------------------   --------------------   --------------------
                                                               WEIGHTED               WEIGHTED               WEIGHTED
                                                               AVERAGE                AVERAGE                AVERAGE
                                                               EXERCISE               EXERCISE               EXERCISE
                                                     UNITS      PRICE       UNITS      PRICE       UNITS      PRICE
                                                   ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of year.................    405,986    $21.36    3,792,436    $26.14    4,571,722    $27.25
  Granted........................................  3,477,783     26.56      889,853     31.37    2,264,102     23.61
  Exercised......................................    (14,167)    19.18      (83,967)    21.30           --        --
  Forfeited......................................    (77,166)    21.42      (26,600)    25.80      (61,110)    30.79
                                                   ---------    ------    ---------    ------    ---------    ------
Outstanding at end of year.......................  3,792,436    $26.14    4,571,722    $27.25    6,774,714    $26.00
                                                   =========    ======    =========    ======    =========    ======
Options exercisable at end of year...............    124,264                196,820                521,048
                                                   =========              =========              =========
Weighted average fair value of options granted
  per unit during the year.......................               $ 2.52                 $ 2.63                 $ 2.29
                                                                ======                 ======                 ======

    A summary of options outstanding and exercisable at December 31, 1999 follows:

                                            OPTIONS OUTSTANDING
                                      --------------------------------   OPTIONS EXERCISABLE
                                                  WEIGHTED               -------------------
                                                   AVERAGE    WEIGHTED              WEIGHTED
                                                  REMAINING   AVERAGE               AVERAGE
                                                    LIFE      EXERCISE              EXERCISE
RANGE OF EXERCISE PRICES                UNITS     IN YEARS     PRICE      UNITS      PRICE
------------------------              ---------   ---------   --------   --------   --------
$18.00-$26.00.......................  2,975,361       9        $23.59    355,439     $23.08
$26.00-$29.00.......................  3,223,000       8         26.88     34,337      27.75
$29.00-$37.00.......................    576,353       8         33.53    131,272      33.75
                                      ---------                ------    -------     ------
$18.00-$37.00.......................  6,774,714       8        $26.00    521,048     $26.08
                                      =========                ======    =======     ======

                           THE OPERATING PARTNERSHIP

NOTE 9--PENSION AND RETIREMENT PLANS

    DEFINED CONTRIBUTION PLANS

    Certain subsidiaries provide defined contribution plans. Defined contribution plan expense was $6,656,000, $7,520,000 and $8,288,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

    POST-RETIREMENT BENEFITS

    Post-retirement benefits expense includes contributory medical and dental coverage and life insurance coverage. Post-retirement benefits expense was $406,000, $469,000 and $680,000 for the years ended December 31, 1997, 1998 and
1999, respectively. Accrued post-retirement benefits expense was $7,558,000 and $7,922,000 at December 31, 1998 and 1999, respectively.

    DEFINED BENEFIT PLAN--LOOMIS SAYLES

    Loomis Sayles sponsors a defined benefit funded pension plan covering substantially all of its employees and a defined benefit unfunded (non-qualified) supplemental pension plan for certain employees who meet service, age, and base compensation requirements and who are elected into the plan. The following tables provide a reconciliation of the changes in the plans' benefit obligations and the fair value of the assets of the funded plan over the two-year period ending December 31, 1999, and a statement of the funded status as of December 31 for both years:

                                                             1998       1999
                                                           --------   --------
                                                             (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year................  $48,728    $ 58,925
  Service cost...........................................    1,849       2,580
  Interest cost..........................................    3,429       3,728
  Actuarial gain (loss)..................................    7,460      (9,435)
  Benefits paid..........................................   (2,541)     (2,991)
                                                           -------    --------
  Benefit obligation at end of year......................   58,925      52,807
                                                           -------    --------

CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of year.........   73,307      80,460
  Actual return on plan assets...........................    9,318      26,682
  Employer contribution..................................      376         398
  Benefits paid..........................................   (2,541)     (2,991)
                                                           -------    --------
  Fair value of plan assets at end of year...............   80,460     104,549
                                                           -------    --------

FUNDED STATUS
  Funded status at December 31...........................   21,535      51,742
  Unrecognized net (gain) loss...........................    2,897     (26,314)
  Unrecognized plan amendments...........................    1,276       1,029
  Unrecognized net overfunding at transition.............   (4,361)     (3,877)
                                                           -------    --------
  Prepaid pension asset, net.............................  $21,347    $ 22,580
                                                           =======    ========

                           THE OPERATING PARTNERSHIP

NOTE 9--PENSION AND RETIREMENT PLANS (CONTINUED)
    The net prepaid pension asset shown in the funded status table above includes an accrued pension liability for the unfunded plan of $2,066,000 and $1,530,000 at December 31, 1998 and 1999, respectively, and a prepaid pension benefit for the funded plan of $23,413,000 and $24,110,000 at December 31, 1998 and 1999, respectively. There are no plan assets in the unfunded plan due to the nature of the plan. Plan assets are invested primarily in Loomis Sayles mutual funds and affiliated investment funds.

                                                     1997       1998       1999
                                                   --------   --------   --------
WEIGHTED AVERAGE ASSUMPTIONS
  Discount rate..................................    7.25%      6.50%      7.75%
  Rate of compensation increase..................    5.00%      5.00%      5.00%
  Expected return on plan assets.................   10.50%     10.50%     10.50%

                                                      1997       1998       1999
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT COST
  Expected return on plan assets..................  $ 6,230    $ 6,876    $ 7,581
  Service cost....................................   (1,352)    (1,849)    (2,580)
  Interest cost...................................   (3,177)    (3,429)    (3,728)
  Amortization of unrecognized net surplus at
    transition and plan amendments................      341        238         96
  Amortization of excess cumulative difference....     (388)      (151)      (124)
                                                    -------    -------    -------
  Net periodic pension income.....................  $ 1,654    $ 1,685    $ 1,245
                                                    =======    =======    =======

NOTE 10--RELATED PARTY TRANSACTIONS

    The general partner of Nvest and the managing general partner of the Operating Partnership is a wholly owned subsidiary of Metropolitan Life Insurance Company which, at December 31, 1999, owned approximately 48% of the partnership units of the Operating Partnership (including those owned indirectly through ownership of Nvest units).

    The Operating Partnership and its investment management firms provide MetLife with investment management advisory services for its separate account and general account portfolios. Management and advisory fees earned by the Operating Partnership on this business for the years ended December 31 follow:

                                                     1997       1998       1999
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Separate Account.................................  $16,802    $19,270    $16,177
General Account..................................   16,051     12,891      5,572
                                                   -------    -------    -------
  Total..........................................  $32,853    $32,161    $21,749
                                                   =======    =======    =======

                           THE OPERATING PARTNERSHIP

NOTE 11--INVESTMENT IN AFFILIATE

    The Operating Partnership held a 50% limited partner interest in Capital Growth Management Limited Partnership ("CGM") at December 31, 1998 and 1999, respectively, accounted for using the equity method, as the Operating Partnership does not have the ability to control CGM. Equity in earnings of CGM was $11,517,000, $12,330,000 and $12,120,000 for the years ended December 31,
1997, 1998 and 1999, respectively.

    The summarized balance sheet and income statement of CGM at December 31, follows:

                                                                1998       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Assets:
  Current assets............................................   $8,837     $9,078
  Non-current assets........................................      447        464
                                                               ------     ------
                                                               $9,284     $9,542
                                                               ======     ======

Liabilities and Partners' Capital:
  Accrued expenses..........................................   $2,782     $3,209
  Loan payable to the Operating Partnership.................      405        257
  Partners' capital.........................................    6,097      6,076
                                                               ------     ------
                                                               $9,284     $9,542
                                                               ======     ======

                                                     1997       1998       1999
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Revenues.........................................  $51,097    $54,775    $53,865
Expenses:
  Compensation and benefits......................   17,474     18,704     19,021
  Mutual fund expenses...........................    8,968      9,644      8,870
  Other..........................................    1,662      1,778      1,735
                                                   -------    -------    -------
Net income.......................................  $22,993    $24,649    $24,239
                                                   =======    =======    =======

NOTE 12--FIXED ASSETS

                                                            1998       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
Property, equipment and leasehold improvements..........  $ 69,886   $ 86,450
Less accumulated depreciation and amortization..........   (35,178)   (42,310)
                                                          --------   --------
                                                          $ 34,708   $ 44,140
                                                          ========   ========

    Rent expense was $13,221,000, $17,096,000 and $20,500,000 for the years ended December 31, 1997, 1998 and 1999, respectively. Annual minimum lease commitments under non-cancelable operating leases are $20,082,000 in 2000, $19,540,000 in 2001, $19,209,000 in 2002, $19,193,000 in 2003, $16,045,000 in
2004 and $52,127,000 thereafter.

                           THE OPERATING PARTNERSHIP

NOTE 13--SELECTED QUARTERLY AND FULL YEAR FINANCIAL DATA (QUARTERLY RESULTS ARE UNAUDITED)

                                             FIRST      SECOND     THIRD      FOURTH      FULL
1999                                        QUARTER    QUARTER    QUARTER    QUARTER      YEAR
----                                        --------   --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER UNIT DATA)
Revenues..................................  $162,704   $159,757   $164,570   $168,099   $655,130
                                            --------   --------   --------   --------   --------
Expenses
  Compensation and benefits...............    82,834     78,333     82,608     81,851    325,626
  Other expenses..........................    52,003     54,835     53,572     60,328    220,738
                                            --------   --------   --------   --------   --------
                                             134,837    133,168    136,180    142,179    546,364
                                            --------   --------   --------   --------   --------
Income before income taxes................    27,867     26,589     28,390     25,920    108,766
Income tax expense........................     1,289      1,263        969      1,113      4,634
                                            --------   --------   --------   --------   --------
Net income................................  $ 26,578   $ 25,326   $ 27,421   $ 24,807   $104,132
                                            ========   ========   ========   ========   ========
Operating cash flow (1)...................  $ 37,621   $ 36,334   $ 38,456   $ 35,450   $147,861
                                            ========   ========   ========   ========   ========
Distributions declared per unit:
  Regular.................................  $   0.77   $   0.77   $   0.77   $   0.60   $   2.91
  Special.................................        --         --         --       0.17       0.17
                                            --------   --------   --------   --------   --------
                                            $   0.77   $   0.77   $   0.77   $   0.77   $   3.08
                                            ========   ========   ========   ========   ========
Weighted average units
  outstanding--diluted....................    44,669     44,576     44,534     44,443     44,555
                                            ========   ========   ========   ========   ========

                                             FIRST      SECOND     THIRD      FOURTH      FULL
1998                                        QUARTER    QUARTER    QUARTER    QUARTER      YEAR
----                                        --------   --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER UNIT DATA)
Revenues..................................  $163,454   $172,266   $164,246   $169,566   $669,532
                                            --------   --------   --------   --------   --------
Expenses
  Compensation and benefits...............    81,254     86,315     81,466     81,888    330,923
  Other expenses..........................    54,129     55,896     53,810     58,729    222,564
                                            --------   --------   --------   --------   --------
                                             135,383    142,211    135,276    140,617    553,487
                                            --------   --------   --------   --------   --------
Income before income taxes................    28,071     30,055     28,970     28,949    116,045
Income tax expense........................     1,024      1,940      1,100      1,199      5,263
                                            --------   --------   --------   --------   --------
Net income................................  $ 27,047   $ 28,115   $ 27,870   $ 27,750   $110,782
                                            ========   ========   ========   ========   ========
Operating cash flow (1)...................  $ 37,852   $ 38,971   $ 38,688   $ 38,697   $154,208
                                            ========   ========   ========   ========   ========
Distributions declared per unit...........  $   0.74   $   0.77   $   0.77   $   0.77   $   3.05
                                            ========   ========   ========   ========   ========
Weighted average units
  outstanding--diluted....................    45,209     45,307     44,851     44,929     45,074
                                            ========   ========   ========   ========   ========

------------------------

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of Nvest Companies, L.P.

    In our opinion, the consolidated financial statements of Nvest Companies, L.P. listed in the accompanying index on page 29 of this Form 10-K present fairly, in all material respects, the financial position of Nvest Companies, L.P. and its subsidiaries (the "Operating Partnership") at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Operating Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Boston, Massachusetts
January 28, 2000

                                    PART III

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

    The following table sets forth the name, age and positions of each of the General Partner's directors and executive officers at January 1, 2000. The executive officers of the General Partner hold comparable posts with Nvest and the Operating Partnership, in which they act pursuant to delegated authority from the General Partner.

NAME                       AGE                         POSITION
----                     --------   ----------------------------------------------
Peter S. Voss..........     53      Chairman of the Board, Chief Executive Officer
                                    and President; Chairman of Executive Committee
William S. Antle III...     55      Director; Chairman of Audit Committee
Robert J. Blanding.....     52      Director
Paul E. Gray...........     67      Director; member of Compensation Committee
Jeffrey J. Hodgman.....     56      Director
Harry P. Kamen.........     66      Director
Charles M. Leighton....     64      Director; member of Audit Committee and
                                    Chairman of Compensation Committee
Victor A.                   57      Director
  Morgenstern..........
Oscar L. Tang..........     61      Director; member of Compensation Committee
G. Neal Ryland.........     58      Executive Vice President and Chief Financial
                                    Officer
Sherry A. Umberfield...     45      Executive Vice President, Corporate
                                    Development
Edward N. Wadsworth....     62      Executive Vice President, General Counsel and
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

    Mr. Voss is Chairman of the Board of Directors and Chief Executive Officer of Nvest, the Operating Partnership and the General Partner. He was Chief Executive Officer and Chairman of the Board of a predecessor organization from 1992 until the combination with Reich & Tang in 1993. Mr. Voss was Group Executive Vice President, Bank of America, responsible for its global asset management and private banking business, from April 1992 to October 1992. Mr. Voss was Executive Vice President of Security Pacific National Bank and Chief Executive Officer of Security Pacific Hoare Govett Companies, a wholly owned subsidiary of Security Pacific Corporation, from April 1988 to April 1992. Mr. Voss serves as Chairman or a member of the Board of Directors of each of Nvest's corporate subsidiaries and the general partners of the Operating Partnership's partnership subsidiaries, as well as serving as Chairman of the Board of Trustees of all the mutual funds in the Nvest Funds Group and serving as a trustee of Harris Associates Investment Trust. Mr. Voss serves as a member of the Board of Governors of the Investment Company Institute, a trade association for the mutual fund industry. He also serves as a member of the Listed Company Advisory Committee of the New York Stock Exchange.

    Mr. Antle became a director of the General Partner in January 1996. He was Chairman of Oak Industries Inc., a manufacturer of components for telecommunications companies, from May 1996 until January 2000 and served as its President and Chief Executive Officer since December 1989. Mr. Antle is also a director of ESCO Electronics Corporation, GenRad, Inc. and John H. Harland Company.

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

    Mr. Kamen was elected as a director of the General Partner in December of 1996. Mr. Kamen was Chairman of the Board and Chief Executive Officer of Metropolitan Life Insurance Company from April of 1993 through June 1998, and also held the position of President from December 1995 to November 1997. Prior to such times, he served in other senior positions at MetLife, becoming an Executive Vice President in 1989 and Senior Executive Vice President in 1991. Mr. Kamen remains a director of MetLife and a consultant to the company. He also serves as a director of Banco Santander Central Hispano SA, Bethlehem Steel Corporation, the National Association of Securities Dealers and Pfizer, Inc.

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

    Mr. Morgenstern became a director of the General Partner in January 1996. From January 1992 to July 1996, Mr. Morgenstern was President, Chief Executive Officer and a director of Harris, and remains Chairman. Prior to such time, he was a Vice President and director of Harris. Mr. Morgenstern also serves as Chairman and a trustee of Harris Associates Investment Trust. References to Harris include the general partner of Harris as well as a predecessor organization. Mr. Morgenstern is also a director of BioSante Pharmaceuticals, Inc.

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

    SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires the General Partner's directors and executive officers, and persons who own more than 10% of the units, to file with the SEC and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of units. To Nvest's knowledge, during the year ended December 31, 1999, all Section 16(a) filing requirements applicable to its executive officers, directors and 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth all plan and non-plan compensation paid during the last three years to the chief executive officer and to all persons who served as executive officers of Nvest in 1999 (such persons being hereinafter collectively referred to as the "Named Executive Officers"):

                                         ANNUAL COMPENSATION                             LONG-TERM COMPENSATION
                             -------------------------------------------   ---------------------------------------------------
                                                                                              SECURITIES
                                                                                              UNDERLYING
                                                                            RESTRICTED          OPTIONS           ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR      SALARY      BONUS       OTHER     UNIT AWARD(S)   (NUMBER OF UNITS)   COMPENSATION(1)
---------------------------  --------   --------   ----------   --------   -------------   -----------------   ---------------
Peter S. Voss............      1999     $557,500   $1,618,400        --            --                 --           $59,960
  Chairman and Chief           1998      527,500    1,828,500        --            --                 --            58,010
  Executive Officer            1997      497,500    2,000,000        --            --          1,200,000            54,957

G. Neal Ryland...........      1999      296,583      430,610        --            --                 --            33,238
  Executive Vice President     1998      279,667      484,725        --            --                 --            32,155
  and Chief Financial          1997      263,750      530,000        --            --            600,000            30,579
  Officer

Sherry A. Umberfield.....      1999      253,958      300,198        --            --                 --            28,865
  Executive Vice President,    1998      241,458      305,550        --            --                 --            28,175
  Corporate Development        1997      228,750      332,074        --            --            400,000            26,919

Edward N. Wadsworth......      1999      258,958      279,565        --            --                 --            37,699
  Executive Vice President,    1998      246,458      311,850        --            --                 --            37,018
  General Counsel and          1997      233,750      347,213        --      $536,250(2)              --            35,762
  Secretary

------------------------

(1) With respect to 1999, consists of insurance payments for term life (in each case less than $1,500) and contributions under defined contribution plans as follows: $58,520 for the benefit of Mr. Voss; $32,429 for the benefit of Mr. Ryland; $28,166 for the benefit of Ms. Umberfield; and $36,986 for the benefit of Mr. Wadsworth.

(2) The restricted unit valuation set out in the table above was calculated using $26 13/16 per unit, which was the closing sale price of a unit on the NYSE on the date of grant, September 9, 1997. In connection with the 1997 Restructuring, these units were converted into units of the Operating Partnership.

                       OPTION GRANTS IN LAST FISCAL YEAR

    No grants of options to purchase unit or units appreciation rights were made in 1999 to Named Executive Officers.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND YEAR-END OPTION VALUES

    The following table sets forth information regarding the exercise of options to purchase units held by Named Executive Officers and the value of unexercised options at December 31, 1999.

                                                                 NUMBER OF UNITS
                                                                   UNDERLYING               VALUE OF UNEXERCISED
                                  UNITS                        UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                               ACQUIRED ON      VALUE       AT DECEMBER 31, 1999 (#)      AT DECEMBER 31, 1999 ($)
NAME                           EXERCISE(#)   REALIZED ($)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE(1)
----                           -----------   ------------   -------------------------   ----------------------------
Peter S. Voss................      -0-           -0-         600,000       600,000          -0-             -0-
G. Neal Ryland...............      -0-           -0-         300,000       300,000          -0-             -0-
Sherry A. Umberfield.........      -0-           -0-         200,000       200,000          -0-             -0-
Edward N. Wadsworth..........      -0-           -0-             -0-           -0-          -0-             -0-

------------------------

(1) None of the options granted to the Named Executive Officers was in the money at December 31, 1999.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The members of the Compensation Committee in 1999 were Charles M. Leighton, Paul E. Gray and Oscar L. Tang. Mr. Leighton serves on the board of directors of MetLife. See Item 13, "Certain Relationships and Related Transactions," for a discussion of the relationship between the Operating Partnership, the General Partner and MetLife.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    At February 1, 2000, there were 110,000 GP units of Nvest outstanding, owned by one holder of GP units (Nvest Corporation, the General Partner), and 6,190,882 LP units of Nvest outstanding, owned by over 5,000 beneficial owners (including those who hold in "street" name through brokerage accounts) and 400 holders of record of LP units. Also at February 1, 2000, there were 44,389,186 units of the Operating Partnership outstanding, owned by two holders of Operating Partnership GP units (the General Partner and Nvest) and approximately 125 holders of record and beneficial owners of Operating Partnership LP units. Nvest held 6,300,882 Operating Partnership units at February 1, 2000.

    The tables that follow set forth certain information regarding certain holders of units of Nvest and the Operating Partnership.

                      PRINCIPAL HOLDERS OF NVEST LP UNITS

    The following table sets out information as of February 1, 2000, as to
(i) each person known by Nvest to hold 5% or more of the outstanding Partnership units (or who would own 5% or more of the outstanding Partnership units assuming such person exchanged all Operating Partnership LP units for Partnership LP units in "block transfers" as described below), (ii) each director of the General Partner, (iii) each officer of the General Partner who is a "Named Executive Officer" in this annual report on Form 10-K, and (iv) all directors and Named Executive Officers of the General Partner as a group. The table indicates both (i) the number of Nvest LP units owned by each such person, and
(ii) for each such person who owns at least 2% of the total Operating Partnership units outstanding (in general not including those Operating Partnership units held by the General Partner, Nvest or their respective affiliates), and is therefore able to exchange its Operating Partnership LP units for Nvest LP units in "block transfers" under the regulations promulgated pursuant to Internal Revenue Code Section 7704, the number of Nvest LP units that such person would own assuming it exchanged all of its Operating Partnership LP units for Nvest LP units. However, since Operating Partnership LP units may only be exchanged for Partnership LP units with the consent of the General Partner, who will not consent to any transfer that creates a risk that such transfers will not fit into the safe harbors described in the Treasury Regulations under Internal Revenue Code Section 7704 or that the Operating Partnership will be required to register any class of its securities under the Exchange Act, Nvest LP units to be received in such exchange may not in fact be beneficially owned within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934. The total of the percentages in the fifth column of the following table exceeds 100% because, as required by Rule 13d-3 under the Securities Exchange Act of 1934, the percentage ownership of each person reflected in such column assumes that (i) such person exchanged all of his Operating Partnership LP units for Nvest LP units, and (ii) no other person exchanged any Operating Partnership LP units for Nvest LP units. Nvest believes that, except as otherwise indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all of Nvest LP units indicated.

                                                                          AMOUNT AND NATURE
                                                                            OF BENEFICIAL
                                                                             OWNERSHIP OF
                                                                            NVEST LP UNITS
                                 AMOUNT AND NATURE                         (INCLUDING BLOCK
                                   OF BENEFICIAL                        TRANSFERS OF OPERATING
                                   OWNERSHIP OF              PERCENT        PARTNERSHIP LP               PERCENT
BENEFICIAL OWNER                  NVEST LP UNITS             OF CLASS        UNITS OWNED)                OF CLASS
----------------                 -----------------           --------   ----------------------           --------
Metropolitan Life Insurance
  Company......................        457,900(1)              7.27%          21,452,076(1)               78.58%
Reich & Tang, Inc..............        110,300(2)              1.78%           5,990,900(2)               49.44%
JV Investments, Inc............              0(3)                --              680,241(3)                9.90%
Peter B. Foreman...............              0(4)                --              680,241(4)                9.90%
Myron R. Szold.................              0(5)                --              680,241(5)                9.90%
Roger O. Brown.................         38,027(6)                **              680,241(6)                9.90%
Earl J. Rusnak, Jr.............            750(7)                **              680,241(7)                9.90%
Sherwin A. Zuckerman...........              0(8)                --              566,710(8)                8.39%
Robert H. Harper...............              0(9)                --              680,241(9)                9.90%
Robert J. Sanborn..............              0(10)               --              528,010(10)               7.86%
Oscar L. Tang+.................         52,271(11)               **            2,839,061(11)              31.62%
William S. Antle III+..........          2,050(12)               **                2,050(12)                 **
Robert J. Blanding+............         25,000(13)               **               25,000(13)                 **
Paul E. Gray+..................            500                   **                  500                     **
Jeffrey J. Hodgman+............          1,000                   **                1,000                     **
Harry P. Kamen+................          5,000                   **                5,000                     **
Charles M. Leighton+...........         23,567(12)(14)           **               23,567(12)(14)             **
Victor A. Morgenstern+.........         26,500(15)               **              801,182(15)              11.50%
Peter S. Voss+*................        600,000(16)             8.84%             950,000(16)              13.30%
G. Neal Ryland*................        301,700(17)             4.87%             301,700(17)               4.63%
Sherry A. Umberfield*..........        200,000(18)             3.23%             200,000(18)               3.11%
Edward N. Wadsworth*...........          4,000(19)               **                4,000(19)                 **
All directors and Named
  Executive Officers of the
  General Partner as a group
  (12 persons).................      1,241,588                17.70%           5,153,060                  47.16%

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

                PRINCIPAL HOLDERS OF OPERATING PARTNERSHIP UNITS

    As of February 1, 2000, there were 44,389,186 Operating Partnership units outstanding, owned by two holders of Operating Partnership GP units (the General Partner and Nvest) and approximately 125 holders of record and beneficial owners of Operating Partnership LP units. The following table sets out information as of February 1, 2000, as to (i) each person known by the Operating Partnership to hold 5% or more of the outstanding Operating Partnership units, (ii) each director of the General Partner, (iii) each officer of the General Partner who is a "Named Executive Officer" in this annual report on Form 10-K, and (iv) all directors and Named Executive Officers of the General Partner as a group. The number of Operating Partnership Units shown in the table represents the sum of
(1) the number of Operating Partnership units, if any, owned indirectly through ownership of Nvest units (shown in the table of "Principal Holders of Nvest LP Units," above) plus (2) the number of Operating Partnership Units owned directly. The Operating Partnership believes that, except as otherwise indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all of the Operating Partnership units indicated.

                                                      AMOUNT AND NATURE OF                PERCENT OF
BENEFICIAL OWNER                                      BENEFICIAL OWNERSHIP                  CLASS
----------------                                      --------------------                ----------
Metropolitan Life Insurance Company.................       21,452,076(1)                     48.33%
Nvest, L.P..........................................        6,300,882                        14.19%
Reich & Tang, Inc...................................        5,990,900(2)                     13.50%
JV Investments, Inc.................................        2,260,900(3)                      5.09%
Oscar L. Tang+......................................        2,839,061(11)                     6.40%
William S. Antle III+...............................            2,050(12)                       **
Robert J. Blanding+.................................           45,000(13)                       **
Paul E. Gray+.......................................              500                           **
Jeffrey J. Hodgman+.................................            1,000                           **
Harry P. Kamen+.....................................            5,000                           **
Charles M. Leighton+................................           23,567(12)(14)                   **
Victor A. Morgenstern+..............................          801,182(15)                     1.80%
Peter S. Voss+*.....................................          950,000(16)                     2.11%
G. Neal Ryland*.....................................          331,044(17)                       **
Sherry A. Umberfield*...............................          250,310(18)                       **
Edward N. Wadsworth*................................           53,225(19)                       **
All directors and Named Executive Officers of the
  General Partner as a group (12 persons)...........        5,153,060                        11.73%

------------------------

  + Director

  * Named Executive Officer

 ** Less than 1%

(1) The ownership of MetLife shown includes 110,000 LP units of Nvest issuable upon conversion of an equal number of units of general partner interest ("GP units") owned by Nvest's general partner, which represent all GP units of Nvest outstanding. Such 110,000 units are also included in the number of units of the Operating Partnership held by Nvest. The amount shown does not include Operating Partnership LP units contributed to the Restricted Unit Plan (the "RUP") of the Operating Partnership by MetLife as to which it retains certain income and reversionary rights: there were 4,300 of such units that have not been awarded as of the date of the information in the table. The holder's address is One Madison Avenue, New York, NY 10010.

(2) The amount shown does not include Operating Partnership LP units contributed to the RUP by RTI as to which it retains certain income and reversionary rights: there were 45,300 of such units that have not been awarded as of the date of the information in the table. All stockholders of RTI are parties to a stockholders' agreement relating to the maintenance of such corporation's status as an "S" corporation under the Internal Revenue Code and which creates numerous reciprocal and other rights relating to the disposition of stock in RTI by the stockholders. The holder's address is P.O. Box 36, Armonk, NY 10504.

(3)The number of Nvest LP units shown excludes 1,580,659 Nvest LP units that may be acquired upon the permitted exercise of exchange rights with respect to Operating Partnership LP units that may not be exercised within 60 days. The holder's address is 1999 Harrison, Suite 700, Oakland, CA 94612-3517.

(4) The number of Nvest LP units shown excludes 766,813 Nvest LP units that may be acquired upon the permitted exercise of exchange rights with respect to Operating Partnership units that may not be exercised within 60 days. The number reflected in the tables represents Operating Partnership LP units held by trusts for the benefit of Mr. Foreman and family members, with respect to which Mr. Foreman has sole discretionary authority as to voting and disposition. The holder's address is 225 W. Washington St., Suite 1650, Chicago, IL 60611.

(5) The number of Nvest LP units shown excludes 254,311 Nvest LP units that may be acquired upon the permitted exercise of exchange rights with respect to Operating Partnership LP units that may not be exercised within 60 days. All of such units are held by a trust for the benefit of Mr. Szold and family members, with respect to which Mr. Szold has sole discretionary authority as to voting and disposition. The holder's address is c/o Talon Asset Management, Inc., One North Franklin, Suite 450, Chicago, IL 60606.

(6) The number of Nvest LP units shown excludes 170,786 Nvest LP units that may be acquired upon the permitted exercise of exchange rights with respect to Operating Partnership LP units that may not be exercised within 60 days. The number reflected in the tables represents Nvest LP Units and Operating Partnership LP Units held by trusts and partnerships for the benefit of Mr. Brown and family members, with respect to which Mr. Brown has sole discretionary authority as to voting and disposition. The holder's address is 225 W. Washington St., Suite 1650, Chicago, IL 60611.

(7) The number of Nvest LP units shown excludes 116,798 Nvest LP units that may be acquired upon the permitted exercise of exchange rights with respect to Operating Partnership LP units that may not be exercised within 60 days. The Operating Partnership LP units are owned by a trust of which Mr. Rusnak is the trustee and with respect to which has sole discretionary authority as to voting and disposition. The holder's address is c/o Harris Associates, Two
    N. LaSalle St., Suite 500, Chicago, IL 60602.

(8) The number reflected in the table includes 104,936 Operating Partnership LP units held by a limited partnership of which Mr. Zuckerman serves as general partner. The holder's address is c/o Harris Associates, Two N. LaSalle St., Suite 1650, Chicago, IL 60602.

(9) The number of Nvest LP units shown excludes 12,151 Nvest LP units that may be acquired upon the permitted exercise of exchange rights with respect to Operating Partnership LP units that may not be exercised within 60 days. The holder's address is c/o Harris Associates, Two
    N. LaSalle St., Suite 500, Chicago, IL 60602.

(10) The number reflected in the table includes 300,000 Operating Partnership LP units held by a limited partnership of which Mr. Sanborn serves as general partner. The holder's address is c/o Harris Associates, Two N. LaSalle St., Suite 500, Chicago, IL 60602.

(11) All Mr. Tang's units are beneficially owned indirectly through stock ownership in RTI, and such units are included in the ownership attributed to RTI set out in the above tables. Included are (i) 609 Nvest LP units and 32,473 Operating Partnership LP units indirectly held by a trust for the lifetime benefit of Mr. Tang of which Mr. Tang is one of two trustees, and
    (ii) 14,840 Nvest LP units and 791,165 Operating Partnership LP units indirectly held by trusts for Mr. Tang's children, as to which Mr. Tang disclaims beneficial ownership, and (iii) 11,628 Nvest LP units and 619,943 Operating Partnership LP units indirectly held by a trust for the benefit of Mr. Tang's descendants, as to which Mr. Tang disclaims beneficial ownership. The holder's address is P.O. Box 36, Armonk, NY 10504.

(12) Includes or represents accounts holding values equal to 2,050 Nvest LP units and 18,305 Nvest LP units for Messrs. Antle and Leighton, respectively, under a plan whereby directors of the General Partner can defer some or all of their Board retainer and meeting fees.

(13) Includes 3,125 Nvest LP units that may be acquired upon the exercise of options that are exercisable within 60 days. Also includes 11,000 Operating Partnership LP units granted under the RUP which, assuming continuation of employment, will vest over the next year.

(14) Includes 785 Nvest LP units owned by Mr. Leighton's spouse as to which he disclaims beneficial ownership.

(15) Includes 204,936 Operating Partnership LP units held by a limited partnership of which Mr. Morgenstern serves as general partner. Includes 1,500 Nvest LP units held by a trust of which Mr. Morgenstern's spouse is the trustee, as to which he disclaims beneficial ownership. The holder's address is c/o Harris Associates, Two N. LaSalle St., Suite 500, Chicago, IL 60602.

(16) Includes 600,000 Nvest LP units that may be acquired upon the exercise of options within 60 days. The holder's address is c/o Nvest Companies, L.P., 399 Boylston St., Boston, MA 02116.

(17) Includes 300,000 Nvest LP units that may be acquired upon the exercise of options within 60 days. Also includes 1,700 Nvest LP units and 1,800 Operating Partnership LP units held by Mr. Ryland's children, as to which he disclaims beneficial ownership.

(18) Includes 200,000 Nvest LP units that may be acquired upon the exercise of options within 60 days.

(19) Includes 800 Operating Partnership LP units held by Mr. Wadsworth's children, as to which he disclaims beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATIONSHIPS WITH METLIFE

    At December 31, 1999, MetLife owned approximately 48% of the Operating Partnership units outstanding (including units held indirectly through ownership of Nvest units), and three of its directors and/or officers served as directors of the General Partner. In addition, the General Partner is an indirect wholly owned subsidiary of MetLife. Nvest, the Operating Partnership and MetLife maintain several important business relationships as summarized below.

    ASSET MANAGEMENT AND RELATED MATTERS. The Operating Partnership, through its Investment Management Firms, provided asset management services during 1999 for MetLife's separate account, retail and general account products.

    MetLife separate accounts are assets held directly or indirectly in segregated asset accounts of MetLife for the benefit of third party clients. At December 31, 1999, the Operating Partnership managed approximately $3.9 billion of MetLife separate account assets and received approximately $16.2 million in revenue for such services during 1999.

    The Operating Partnership also managed approximately $4.4 billion in MetLife retail products at December 31, 1999, and received approximately $9.6 million in revenue for such services during 1999. Approximately $4.1 billion of the retail assets managed at December 31, 1999 were mutual fund assets for the New England Zenith Funds. The Zenith Funds contain assets segregated to meet obligations under variable life insurance and variable annuity products issued by MetLife and New England Life, as well as investments backing certain other insurance products issued by MetLife.

    The Operating Partnership received approximately $5.6 million in revenue during 1999 for managing MetLife general account assets. During 1999, MetLife restructured its general account portfolio and reassigned approximately
$3 billion of these general account assets in-house in anticipation of its demutualization. At December 31, 1999, the Operating Partnership managed approximately $0.7 billion of MetLife general account assets.

    MetLife holds mortgage loans to several real estate projects owned by joint ventures in which a fund sponsored by AEW Capital participates. Also, MetLife serves as sole or joint guarantor of joint venture-related indebtedness and is a coinvestor in investment funds sponsored by the Investment Management Firms in certain instances.

    SERVICES. MetLife provides various services to Nvest, the Operating Partnership and the Firms pursuant to a services agreement. These services include certain data processing, telecommunications, internal audit and various other administrative support services. All such services are provided at competitive rates established from time to time by negotiation. In 1999, the Operating Partnership paid MetLife approximately $2.9 million for such services. MetLife can discontinue providing, and the Operating Partnership and the Firms can discontinue receiving, any or all of these services at any time on 60 days' notice.

    RETAIL MUTUAL FUND DISTRIBUTION. Certain mutual funds sponsored by the Operating Partnership are sold in the retail market through broker-dealers including NES, which is owned by New England Financial, and MetLife Securities, which is owned by MetLife. NES's and MetLife's retail sales forces consist of registered securities representatives who are part of their insurance field forces. Nvest Funds paid $23.2 million to NES and $1.9 million to MetLife Securities in 1999, including commissions on the sales of load mutual funds, 12b-1 distribution fees, and servicing fees on no-load mutual funds.

    TAX INDEMNIFICATION. For periods prior to the combination with Reich & Tang, Old NEIC and its subsidiaries filed consolidated returns for federal and certain state income taxes together with certain companies which became subsidiaries of MetLife at the time of the Merger of MetLife and New England

Mutual. In connection with the acquisition of Reich & Tang, all liabilities for taxes owed by Old NEIC under these agreements were canceled and were not transferred to Nvest. MetLife, as successor to New England Mutual, will indemnify and hold harmless the Partnerships for any additional federal income taxes for Old NEIC imposed for periods prior to the acquisition of Reich & Tang, offset by any tax benefit for periods prior to the combination with Reich & Tang.

    PURCHASE OF EMPLOYEE BENEFITS. Employees of the Operating Partnership and certain subsidiaries participated in 1999 in certain employee benefits purchased from MetLife, including dental, life and disability insurance. The Operating Partnership paid approximately $0.9 million for these benefits in 1999. In addition, Loomis Sayles purchased cash value life insurance policies from MetLife to satisfy Loomis Sayles' obligations under a death benefit plan for senior executives. Premiums paid on these policies were $1.9 million in 1999. Loomis Sayles has a $15.0 million revolving line of credit from MetLife secured with an interest in these life insurance policies. The total principal and interest outstanding under this agreement was $12.9 million at December 31, 1999. Interest expense was $0.8 million during 1999.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

    (1) FINANCIAL STATEMENTS

       Financial statements of the registrant are listed in the "Index to the Financial Statements" on page 29 and are filed as part of this report.

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

       3.1              Articles of Organization of New England Investment
                        Companies, Inc.(5)

       3.1(a)           Amended and Restated Articles of Organization of New England
                        Investment Companies, Inc., reflecting change of name to
                        Nvest Corporation(14)

       3.2              By-Laws of New England Investment Companies, Inc.(5)

       3.2(a)           Amendment to Certificate of Limited Partnership of New
                        England Investment Companies, L.P., reflecting change of name to Nvest, L.P(14)

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

       3.4              Second Amended and Restated Agreement of Limited Partnership
                        of New England Investment Companies, L.P.(9)

       3.4(a)           Amendment to Certificate of Limited Partnership of NEIC
                        Operating Partnership, L.P., reflecting change of name to Nvest Companies, L.P.(14)

       3.5              Amended and Restated Agreement of Limited Partnership of
                        NEIC Operating Partnership, L.P.(10)

       3.5(a)           Amendment to Amended and Restated Agreement of Limited
                        Partnership of NEIC Operating Partnership, L.P., reflecting change of name to Nvest Companies, L.P.(14)

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

      10.13             Form of Note Purchase Agreement relating to 6.54% Notes due
                        2003(6)

      10.14             Amendment and Assumption Agreement dated as of December 29,
                        1997, relating to Note Purchase Agreements relating to 6.54%
                        Notes due 2003(13)

      10.15             Form of Note Purchase Agreement relating to 7.15% Senior
                        Notes due 2007(11)

      10.16             Amendment and Assumption Agreement dated as of December 29,
                        1997, relating to Note Purchase Agreements relating to 7.15%
                        Notes due 2007(13)

      10.17 Intercompany Agreement dated as of December 29, 1997, between the Registrant and the Operating Partnership(9)

      21.               Subsidiaries of the Registrant or the Operating Partnership

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

       (b) Form 8-K filings: None in the quarter ended December 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       NVEST, L.P.

                                                       By:  Nvest Corporation,
                                                            its General Partner

Date: March 28, 2000                                   By:              /s/ G. NEAL RYLAND
                                                            -----------------------------------------
                                                                          G. Neal Ryland
                                                                   EXECUTIVE VICE PRESIDENT AND
                                                                     CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below, on March 28, 2000.

                      SIGNATURE                                            TITLE
                      ---------                                            -----
                  /s/ PETER S. VOSS
     -------------------------------------------       Chairman, Chief Executive Officer and
                    Peter S. Voss                        President

                 /s/ G. NEAL RYLAND
     -------------------------------------------       Executive Vice President and Chief Financial
                   G. Neal Ryland                        Officer

               /s/ KEVIN P. CHARLESTON
     -------------------------------------------       Senior Vice President, Financial Operations
                 Kevin P. Charleston                     (Principal Accounting Officer)

              /s/ WILLIAM S. ANTLE III
     -------------------------------------------       Director
                William S. Antle III

               /s/ ROBERT J. BLANDING
     -------------------------------------------       Director
                 Robert J. Blanding

                  /s/ PAUL E. GRAY
     -------------------------------------------       Director
                    Paul E. Gray

               /s/ JEFFREY J. HODGMAN
     -------------------------------------------       Director
                 Jeffrey J. Hodgman

                 /s/ HARRY P. KAMEN
     -------------------------------------------       Director
                   Harry P. Kamen

               /s/ CHARLES M. LEIGHTON
     -------------------------------------------       Director
                 Charles M. Leighton

              /s/ VICTOR A. MORGENSTERN
     -------------------------------------------       Director
                Victor A. Morgenstern

                  /s/ OSCAR L. TANG
     -------------------------------------------       Director
                    Oscar L. Tang