Form 10-Q
period 2000-03-31
NVEST LP
filed 2000-05-10
CIK 812488

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------
Commission File Number: 1-9468

                                   NVEST, L.P.
             (Exact name of registrant as specified in its charter)





                   DELAWARE                                13-3405992
---------------------------------------------  ---------------------------------
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                Identification No.)


399 Boylston Street, Boston, Massachusetts                02116
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

    [X] Yes [ ] No

The issuer is a limited partnership. There were 6,191,482 units of limited partner interest and 110,000 units of general partner interest outstanding at April 30, 2000.



                                    1 of 23

                                   NVEST, L.P.
                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                              PAGE

        FINANCIAL STATEMENTS OF NVEST, L.P. (THE "PARTNERSHIP")

          Balance Sheet as of December 31, 1999 and March 31, 2000........   3

          Statement of Income for the three months ended
            March 31, 1999 and 2000.......................................   4

          Statement of Cash Flows for the three months ended
            March 31, 1999 and 2000.......................................   5

          Notes to Financial Statements...................................   6

        FINANCIAL STATEMENTS OF NVEST COMPANIES, L.P.
          (THE "OPERATING PARTNERSHIP")


          Consolidated Balance Sheet as of December 31, 1999 and
            March 31, 2000................................................  10

          Consolidated Statement of Income for the three months ended
            March 31, 1999 and 2000.......................................  11

          Consolidated Statement of Cash Flows for the three months ended
            March 31, 1999 and 2000.......................................  12

          Notes to Consolidated Financial Statements......................  13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS.............................................  14

          Nvest, L.P. ....................................................  15

          The Operating Partnership.......................................  17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........  21

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION.................................................  22

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................  22

SIGNATURES................................................................  23



                                    2 of 23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   NVEST, L.P.
                                  BALANCE SHEET
                                 (in thousands)

                                                             DECEMBER 31,   MARCH 31,
                                                                1999          2000
                                                            --------------  ----------
                                                                            (unaudited)
ASSETS
Current assets:
      Cash and cash equivalents ............................   $     3        $   261
      Distribution receivable from the Operating Partnership     4,835          3,775
                                                               -------        -------
         Total current assets ..............................     4,838          4,036

Investment in the Operating Partnership (Note 5) ...........    61,215         60,605
                                                               -------        -------

         Total assets ......................................   $66,053        $64,641
                                                               =======        =======

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
      Distribution payable .................................   $ 3,956        $ 2,894
      Gross income tax payable and accrued expenses ........       678            858
                                                               -------        -------
         Total current liabilities .........................     4,634          3,752

Contingent liabilities (Note 8)

Partners' capital (6,276,782 units at December 31, 1999
      and 6,291,282 at March 31, 2000) .....................    61,419         60,889
                                                               -------        -------

         Total liabilities and partners' capital ...........   $66,053        $64,641
                                                               =======        =======


                 See Accompanying Notes to Financial Statements.


                                    3 of 23

                                   NVEST, L.P.
                               STATEMENT OF INCOME
                 (in thousands, except per unit data, unaudited)

                                                              THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                ---------------
                                                                 1999     2000
                                                                ------   ------
REVENUES
     Equity in earnings of the Operating Partnership ........   $3,967   $3,326
     Interest income ........................................       39        2
                                                                ------   ------
                                                                 4,006    3,328
EXPENSES
     Gross income tax and other expenses ....................      920      804
                                                                ------   ------
Net income ..................................................   $3,086   $2,524
                                                                ======   ======
Net income per unit (Note 4):
     Basic ..................................................   $ 0.48   $ 0.40
                                                                ======   ======
     Diluted ................................................   $ 0.48   $ 0.40
                                                                ======   ======
DISTRIBUTIONS DECLARED PER UNIT:
     Regular ................................................   $ 0.63   $ 0.46
     Special ................................................      -        -
                                                                ------   ------
                                                                $ 0.63   $ 0.46
                                                                ======   ======
Weighted average units outstanding - diluted (Note 4) .......    6,484    6,304
                                                                ======   ======

                 See Accompanying Notes to Financial Statements.


                                    4 of 23

                                   NVEST, L.P.
                             STATEMENT OF CASH FLOWS
                            (in thousands, unaudited)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                            ------------------
                                                                              1999       2000
                                                                            -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .............................................................   $ 3,086    $ 2,524
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Equity in earnings of the Operating Partnership .....................    (3,967)    (3,326)
     Distributions received from the Operating Partnership ...............     5,020      4,835
     Increase in gross income tax payable and accrued expenses ...........       792        180
                                                                             -------    -------
  Net cash provided by operating activities ..............................     4,931      4,213
                                                                             -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of units of the Operating Partnership (Note 7) ......     4,056        599
                                                                             -------    -------
  Net cash provided by investing activities ..............................     4,056        599
                                                                             -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions paid to unitholders ......................................    (4,107)    (3,955)
  Payment for retirement of units (Note 7) ...............................    (4,056)      (599)
                                                                             -------    -------
  Net cash used in financing activities ..................................    (8,163)    (4,554)
                                                                             -------    -------
  Net increase in cash and cash equivalents ..............................       824        258

Cash and cash equivalents, beginning of period ...........................     2,772          3
                                                                             -------    -------
Cash and cash equivalents, end of period .................................   $ 3,596    $   261
                                                                             =======    =======
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:
Transfer of partners' capital from the Operating Partnership
     (Unit Exchanges - Note 3) ...........................................   $   476    $   438
                                                                             =======    =======


                 See Accompanying Notes to Financial Statements.


                                    5 of 23

                                   NVEST, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - ORGANIZATION

Nvest, L.P. ("Nvest") is a publicly traded limited partnership listed on the New York Stock Exchange. Effective with a restructuring completed on December 31, 1997 (the "Restructuring"), Nvest's business currently is to engage in the investment advisory business by acting as advising general partner of Nvest Companies, L.P. (the "Operating Partnership"). The Operating Partnership operates through investment management firms that offer a broad array of investment management products and styles across a wide range of asset categories to institutions, mutual funds and private clients. Nvest's primary asset at March 31, 2000 was 6,291,282 units of the Operating Partnership, representing a general partner's interest in the Operating Partnership.

As a result of the Restructuring, Nvest receives distributions from the Operating Partnership and pays a 3.5% federal gross income tax on its proportionate share of the gross income of the Operating Partnership. Nvest expects to distribute to its unitholders substantially all of the distributions received from the Operating Partnership after accruing the 3.5% federal gross income tax, any state tax and any other expenses of Nvest.

The general partner of Nvest and the managing general partner of the Operating Partnership is a wholly owned subsidiary of Metropolitan Life Insurance Company which, at March 31, 2000, owned approximately 48% of the partnership units of the Operating Partnership (including those owned indirectly through ownership of Nvest units).

NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements of Nvest have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the annual report of Nvest filed on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the financial statements of Nvest at March 31, 2000 and for the three months ended March 31, 1999 and 2000. The financial statements of Nvest should also be read in conjunction with the consolidated financial statements of the Operating Partnership included herein.

NOTE 3 - EXCHANGE OF NVEST COMPANIES, L.P. UNITS FOR NVEST, L.P. UNITS

Each quarter, Nvest provides holders of Operating Partnership units a limited opportunity to exchange their units for Nvest units, subject to applicable requirements intended to ensure that the Operating Partnership remains a private partnership. During the three months ended March 31, 2000, 47,500 Operating Partnership units were exchanged for an equal number of Nvest units and Nvest received 47,500 units of the Operating Partnership. On April 3, 2000, an additional 10,200 Operating Partnership units were exchanged for an equal number of Nvest units and Nvest received 10,200 units of the Operating Partnership.

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



                                    6 of 23

                                   NVEST, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 4 - NET INCOME PER UNIT

The calculation of basic and diluted net income per unit and weighted average units outstanding follows:

                                                                               THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                               -----------------
                                                                                1999      2000
                                                                               -------   -------
                                                                   (in thousands, except per unit data)
Net income - for basic calculation ........................................   $ 3,086   $ 2,524
     Additional equity in earnings of the Operating Partnership, net of gross income tax and other expenses, related to:
         Incremental units assumed outstanding from
         exercise of options* .............................................        21         1

         Incremental units assumed outstanding at the
         Operating Partnership for contingent payment consideration .......       -          (9)
                                                                              -------   -------
Net income - for diluted calculation ......................................   $ 3,107   $ 2,516
                                                                              =======   =======
Weighted average units outstanding:
     Basic ................................................................     6,434     6,300
         Incremental units assumed outstanding
         from exercise of unit options * ..................................        50         4
                                                                              -------   -------
     Diluted ..............................................................     6,484     6,304
                                                                              =======   =======
Net income per unit:
     Basic ................................................................   $  0.48   $  0.40
                                                                              =======   =======
     Diluted ..............................................................   $  0.48   $  0.40
                                                                              =======   =======


* When an option for a unit of Nvest is exercised, the Operating Partnership issues a unit to Nvest. This increases Nvest's relative ownership interest in the Operating Partnership. When dilution due to option exercises occurs at the Operating Partnership, it affects Nvest proportionately.

NOTE 5 - INVESTMENT IN THE OPERATING PARTNERSHIP

Investment activity in the Operating Partnership for the three months ended March 31, 2000 follows (in thousands):

Investment in the Operating Partnership at December 31, 1999                 $ 61,215

    Investment from unit exchanges (Note 3) ..............................        438

    Sale of units of the Operating Partnership (Note 7) ..................       (599)

    Equity in earnings of the Operating Partnership ......................      3,326

    Distributions declared by the Operating Partnership ($0.60 per unit)       (3,775)
                                                                             --------

Investment in the Operating Partnership at March 31, 2000 ................   $ 60,605
                                                                             ========


                                    7 of 23

                                   NVEST, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 6 - TAX CONSIDERATIONS FOR PUBLIC UNITHOLDERS

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

A hypothetical example of the amount of the amortization tax benefit for 1999 is explained in detail in Note 7 to the financial statements of Nvest contained in Nvest's Annual Report on Form 10-K for the year ended December 31, 1999. For the three months ended March 31, 2000, Nvest estimates that taxable income to the public unitholder before the amortization deduction was approximately $0.66 per unit. The amount of the amortization deduction varies depending on the purchase price and other factors. However, using a purchase price in December 1999 of $15.875 per unit (of which approximately $12.375 would represent amortizable assets), the amortization deduction would reduce net taxable income by $0.21 per unit, resulting in a deferral of nearly 32% of estimated taxable income until the units are sold. The relative value of this tax benefit will vary depending on a number of factors, including the unit purchase price and the amount of taxable income allocable to unitholders. Based on the assumptions above, the tax benefit for the three months ended March 31, 2000 is shown in tabular form as follows:

                                                                           PER
                                                                           UNIT
                                                                           ----
  Distributions declared for the three months ended
   March 31, 2000                                                        $ 0.46

  Allocation of estimated taxable income prior to tax
   amortization of the purchase price                           $ 0.66

  Less estimated tax amortization allocation of the
   purchase price (1/15 OF $12.375 FOR ONE QUARTER)              (0.21)
                                                                 -----
     Net taxable income                                         $ 0.45
  Estimated income tax (ASSUMED 40% PERSONAL INCOME TAX RATE)             (0.18)
  Total distributions declared for the three months ended                ------
   March 31, 2000, net of income taxes                                   $ 0.28
                                                                         ======


This example is based solely on estimates of taxable income for the three months ended March 31, 2000. Under Federal law, unitholders are required to pay tax on their allocable share of Nvest's taxable income regardless of the amount of distributions paid. Distributions in excess of net taxable income are not subject to tax in 2000 but decrease a unitholder's tax basis by a like amount. As individual tax situations may vary, each prospective purchaser is urged to consult with his or her tax advisor. The statements herein may constitute forward-looking statements within the meaning of the federal securities laws. The accuracy of these forward-looking statements depends in large part on the interpretation and application of tax laws and regulations, which are subject to change, and estimates made by Nvest based on such interpretations.


                                    8 of 23

                                   NVEST, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 7 - UNIT REPURCHASE PLAN

On September 16, 1999, the Board of Directors of the general partner of Nvest and the Operating Partnership extended a plan to repurchase up to one million limited partnership units of the partnerships through September 30, 2000. The repurchase plan, which was initiated on September 15, 1998, authorizes the purchase of units in either the open market or privately negotiated transactions. In the case of purchases of Nvest units, the Operating Partnership has made and is expected to continue to make a corresponding purchase at the same cost of Operating Partnership units from Nvest. During the three months ended March 31, 1999 and 2000, respectively, 153,800 and 33,000 units were repurchased at a cost of $4,056,000 and $599,000.

NOTE 8 - CONTINGENT LIABILITIES

The business units of the Operating Partnership are from time to time subject to legal proceedings and claims that arise in the course of their businesses. In the opinion of management, the amount of any ultimate liability with respect to currently pending actions will not have a material adverse effect on the results of operations or financial condition of Nvest.



                                    9 of 23

                            THE OPERATING PARTNERSHIP
                          CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                         DECEMBER 31,  MARCH 31,
                                                            1999         2000
                                                         ------------  --------
                                                                     (unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents ........................    $ 23,154      $ 20,099
  Management and advisory fees receivable ..........     104,059        95,572
  Investment securities ............................      11,038         9,893
  Other ............................................      12,702        11,708
                                                        --------      --------
       Total current assets ........................     150,953       137,272
Intangible assets:
  Investment advisory contracts ....................     469,365       460,013
  Goodwill .........................................     128,731       128,842
Fixed assets .......................................      44,140        43,575
Other assets .......................................      62,784        74,005
                                                        --------      --------
       Total assets ................................    $855,973      $843,707
                                                        ========      ========

LIABILITIES AND PARTNERS' CAPTIAL

Current liabilities:
  Accounts payable and accrued expenses ............    $121,529      $ 80,574
  Distribution payable .............................      34,230        26,628
  Notes payable ....................................       2,600         1,246
                                                        --------      --------
       Total current liabilities ...................     158,359       108,448

Deferred compensation, benefits and other ..........      17,945        17,592
Notes payable ......................................     270,000       311,000
                                                        --------      --------
       Total liabilities ...........................     446,304       437,040


Contingent liabilities (Note 3)

Partners' capital (44,412,586 units at December 31,
  1999 and 44,379,586 units at March 31, 2000) .....     409,669       406,667
                                                        --------      --------
       Total liabilities and partners' capital .....    $855,973      $843,707
                                                        ========      ========


            See Accompanying Notes to Consolidated Financial Statements.


                                    10 of 23

                            THE OPERATING PARTNERSHIP
                        CONSOLIDATED STATEMENT OF INCOME
                 (in thousands, except per unit data, unaudited)

                                                  THREE MONTHS ENDED
                                                        MARCH 31,
                                              -----------------------------
                                                  1999             2000
                                              -------------    ------------
REVENUES
     Management and advisory fees ..........   $148,313         $141,460
     Other revenues and interest income ....     14,391           17,963
                                               --------         --------
                                                162,704          159,423
                                               --------         --------
EXPENSES
     Compensation and benefits .............     82,834           78,476
     Restricted unit plan compensation .....        933              194
     Amortization of intangibles ...........     10,110           10,655
     Depreciation and amortization .........      2,308            2,808
     Occupancy, equipment and systems ......      8,377            9,231
     Interest expense ......................      5,306            5,610
     Other .................................     24,969           28,350
                                               --------         --------
                                                134,837          135,324
                                               --------         --------
Income before income taxes .................     27,867           24,099
     Income tax expense ....................      1,289              862
                                               --------         --------
Net income .................................   $ 26,578         $ 23,237
                                               ========         ========
DISTRIBUTIONS DECLARED PER UNIT:
     Regular ...............................   $   0.77         $   0.60
     Special ...............................        -                  -
                                               --------         --------
                                               $   0.77         $   0.60
                                               ========         ========
Weighted average units outstanding - diluted     44,669           44,552
                                               ========         ========


          See Accompanying Notes to Consolidated Financial Statements.


                                    11 of 23

                                              THE OPERATING PARTNERSHIP
                                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                              (in thousands, unaudited)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                 -------------------
                                                                                  1999        2000
                                                                                --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income .............................................................   $ 26,578    $ 23,237
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Amortization of intangibles ........................................     10,110      10,655
         Restricted unit plan compensation ..................................        933         194
                                                                                --------    --------
             Subtotal .......................................................     37,621      34,086
         Depreciation and amortization ......................................      2,308       2,808
         (Increase)/decrease in accounts receivable and other assets ........     (5,104)      7,540
         Decrease in accounts payable and other liabilities .................    (31,279)    (39,874)
                                                                                --------    --------
     Net cash provided by operating activities ..............................      3,546       4,560
                                                                                --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ...................................................     (5,613)     (2,243)
     Increase in investment securities/other investments ....................     (1,217)     (7,341)
     Acquisition payments ...................................................     (4,652)     (2,848)
                                                                                --------    --------
     Net cash used in investing activities ..................................    (11,482)    (12,432)
                                                                                --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions paid to unitholders ......................................    (34,441)    (34,230)
     Payment for retirement of units ........................................     (4,056)       (599)
     Proceeds from notes payable ............................................     25,824      39,646
                                                                                --------    --------
     Net cash provided by/(used in) financing activities ....................    (12,673)      4,817
                                                                                --------    --------
     Net decrease in cash and cash equivalents ..............................    (20,609)     (3,055)

Cash and cash equivalents, beginning of period ..............................     52,135      23,154
                                                                                --------    --------
Cash and cash equivalents, end of period ....................................   $ 31,526    $ 20,099
                                                                                ========    ========
Cash paid during the period for interest ....................................   $  5,574    $  5,084
                                                                                ========    ========
Cash paid during the period for income taxes ................................   $  2,665    $    418
                                                                                ========    ========


          See Accompanying Notes to Consolidated Financial Statements.


                                    12 of 23

                            THE OPERATING PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - ORGANIZATION

Nvest Companies, L.P. (the "Operating Partnership") operates through investment management firms that offer a broad array of investment management products and styles across a wide range of asset categories to institutions, mutual funds and private clients. The business of the Operating Partnership was conducted by Nvest, L.P.("Nvest") prior to the Restructuring completed on December 31, 1997.

The general partner of Nvest and the managing general partner of the Operating Partnership is a wholly owned subsidiary of Metropolitan Life Insurance Company which, at March 31, 2000, owned approximately 48% of the partnership units of the Operating Partnership (including those owned indirectly through ownership of Nvest units).

NOTE 2 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Operating Partnership should be read in conjunction with the annual report of Nvest filed on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the financial statements of the Operating Partnership at March 31, 2000 and for the three months ended March 31, 1999 and 2000.

Certain amounts in prior period financial statements have been reclassified to conform with the 2000 presentation.

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

NOTE 4 - UNIT REPURCHASE PLAN

On September 16, 1999, the Board of Directors of the general partner of Nvest and the Operating Partnership extended a plan to repurchase up to one million limited partnership units of the partnerships through September 30, 2000. The repurchase plan, which was initiated on September 15, 1998, authorizes the purchase of units in either the open market or privately negotiated transactions. In the case of purchases of Nvest units, the Operating Partnership has made and is expected to continue to make a corresponding purchase at the same cost of Operating Partnership units from Nvest. During the three months ended March 31, 1999 and 2000, respectively, 153,800 and 33,000 units were repurchased at a cost of $4,056,000 and $599,000.

NOTE 5 - NOTES PAYABLE

The Operating Partnership has a $165 million revolving credit agreement, which expires October 28, 2001. The balance of $41 million outstanding under this agreement as of March 31, 2000 is classified as long-term notes payable.



                                    13 of 23

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Any statements in this report that are not historical facts are intended to fall within the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. These statements may be identified by such forward-looking terminology as "expect," "look," "believe," "anticipate," "may," "will," or similar statements or variations of such terms. Any forward-looking statements should be considered in light of the risks and uncertainties associated with Nvest and the Operating Partnership and their businesses, economic and market conditions prevailing from time to time, and the application and interpretation of federal and state tax laws and regulations, all of which are subject to material changes and which may cause actual results to vary materially from what had been anticipated. Certain factors that affect Nvest and the Operating Partnership have been described in Nvest's Annual Report on Form 10-K for the year ended December 31, 1999, particularly under Item 1, "Business--Forward-Looking Statements" and include factors such as conditions affecting fee revenues, reliance on key personnel, competition, regulatory and legal factors, and tax considerations. Readers are encouraged to review these factors carefully.

GENERAL

At year-end 1997, Nvest completed a restructuring (the "Restructuring") that included the transfer of its business, assets and liabilities to a newly formed operating partnership, Nvest Companies, L.P. (the "Operating Partnership"). As a result of the Restructuring, Nvest's primary asset consists of its economic interest in the Operating Partnership. Nvest records its investment in the Operating Partnership under the equity method of accounting based on its proportionate share of net income of the Operating Partnership. At March 31, 2000, Nvest owned approximately 6.3 million units, or approximately 14% of the economic interests in the Operating Partnership. As part of the Restructuring, Nvest elected to retain its partnership tax status in return for paying an annual 3.5% federal gross income tax on its proportionate share of the gross income of the Operating Partnership. For further information regarding the Restructuring, please refer to Nvest's Annual Report on Form 10-K for the year ended December 31, 1999, particularly the discussion under Item 1, "Business--1997 Restructuring of the Partnership."

As a result of the Restructuring, Management's Discussion and Analysis includes two sections. In the first section, the results of Nvest for the three months ended March 31, 2000 are compared to the results for the three months ended March 31, 1999. In the second section, the results of the Operating Partnership for the three months ended March 31, 2000 are compared to the results for the three months ended March 31, 1999.


                                    14 of 23

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS (CONTINUED)

                                   NVEST, L.P.

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                       -----------------------------
                                                              1999       2000
                                                             ------     ------
                                                   (in thousands, except per unit data)
THE OPERATING PARTNERSHIP
     Net income ......................................      $26,578    $23,237
     Add back restricted unit plan compensation * ....          933        194
                                                            -------    -------
     Net income available ............................      $27,511    $23,431
                                                            =======    =======
NVEST, L.P.
     Percentage ownership of the Operating Partnership
         on a weighted average basis - basic .........       14.420%    14.193%
                                                            =======    =======
     Equity in earnings of the Operating Partnership .      $ 3,967    $ 3,326
     Gross income tax and other expenses, net ........          881        802
                                                           -------    -------
     Net income ......................................      $ 3,086    $ 2,524
                                                            =======    =======
     Net income per unit - diluted ** ................      $  0.48    $  0.40
                                                            =======    =======
     Regular distributions declared per unit .........      $  0.63    $  0.46
                                                            =======    =======
     Weighted average units outstanding - diluted ....        6,484      6,304
                                                            =======    =======

 * Restricted unit plan compensation is fully allocated to certain limited partners of the Operating Partnership, and is added back to net income to determine net income available for allocation.

** Net income per unit - diluted is calculated based on Nvest's percentage ownership of the Operating Partnership on a diluted basis, which was 14.516% and 14.150% for the three months ended March 31, 1999 and 2000, respectively. See Note 4 of the Notes to Financial Statements of
    Nvest, L.P. for the calculation of net income per unit.

GENERAL

Nvest derives its net income and cash available for distribution from its ownership of units in the Operating Partnership. At March 31, 2000, Nvest owned approximately 6.3 million units of the Operating Partnership, representing an approximate 14% interest. Each quarter, Nvest distributes to its unitholders substantially all of the distributions received from the Operating Partnership after accruing its federal and state tax obligations and miscellaneous operating expenses. Nvest's major expense is the 3.5% federal gross income tax that is payable on Nvest's proportionate share of the Operating Partnership's gross income.

                                    15 of 23

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS (CONTINUED)


                             NVEST, L.P. (CONTINUED)

DISTRIBUTIONS TO UNITHOLDERS

On March 21, 2000, the Operating Partnership declared a quarterly distribution of $0.60 per unit, payable on May 15, 2000. Nvest, in turn, declared a distribution of $0.46 per unit, with the $0.14 difference consisting primarily of the tax obligations discussed above. The Operating Partnership has significant non-cash expenses which allow both it and, therefore, Nvest to maintain a distribution level in excess of net income. Changes in operating cash flow of the Operating Partnership directly impact the amount of distributions that Nvest may pay.

STATEMENT OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

Nvest's net income of $0.40 per unit (diluted) for the three months ended March 31, 2000 decreased $0.08 per unit from $0.48 per unit (diluted) for the three months ended March 31, 1999. The results reflect lower net income at the Operating Partnership.

Equity in earnings of the Operating Partnership of $3.3 million for the three months ended March 31, 2000 was down $0.7 million from $4.0 million for the three months ended March 31, 1999. Nvest receives a pro rata share of the Operating Partnership's net income available for allocation based on its equity interest in the Operating Partnership. The decrease was primarily due to lower net income at the Operating Partnership combined with a slightly lower equity interest in the Operating Partnership. Nvest's ownership of the Operating Partnership on a weighted average basis (basic) declined from 14.420% for the three months ended March 31, 1999 to 14.193% for the three months ended March 31, 2000, mostly as a result of the unit repurchase plan (Note 7 - Nvest, LP). For further information, please see Management's Discussion and Analysis of the Operating Partnership's results, below.

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


                                    16 of 23

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS (CONTINUED)

                          THE OPERATING PARTNERSHIP

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                               ---------------------------------
                                                    1999              2000
                                               ---------------    --------------
                                             (in thousands, except per unit data)
Revenues ...................................      $162,704             $159,423
                                                  --------             --------
Expenses:
     Restricted unit plan compensation ........        933                  194
     Amortization of intangibles ..............     10,110               10,655
     Compensation and other expenses ..........    125,083              125,337
                                                  --------             --------
                                                   136,126              136,186
                                                  --------             --------
Net income ....................................   $ 26,578             $ 23,237
                                                  ========             ========
Operating cash flow (1) .......................   $ 37,621             $ 34,086
                                                  ========             ========
Operating cash flow per unit - diluted (1).....   $   0.84             $   0.77
                                                  ========             ========
Regular distributions declared per unit .......   $   0.77             $   0.60
                                                  ========             ========
Weighted average units outstanding - diluted...     44,669               44,552
                                                  ========             ========


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

                                    17 of 23

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS (CONTINUED)

                      THE OPERATING PARTNERSHIP (CONTINUED)

GENERAL

The Operating Partnership is an investment management firm with approximately $134 billion in assets under management at March 31, 2000. It operates through twelve investment management firms and six distribution and service firms to provide a wide array of investment styles and products to institutional, mutual fund and private client markets. The Operating Partnership's assets under management include equity and fixed income securities, money market funds and real estate.

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

REVENUES

The Operating Partnership's revenues derive primarily from management and advisory fees earned from services provided by the investment management firms. For institutional and private clients, fees are generally billed quarterly and are calculated as a percentage of actual assets under management at the beginning or end of the calendar quarter. For mutual fund clients, fees are billed monthly and are calculated as a percentage of the fund's average daily net assets. Changes in assets under management, which can result from changes in market values of securities, net client inflows or outflows, and acquisitions, have a major impact on revenues earned by the Operating Partnership. The Operating Partnership earns additional management and advisory fee revenues as a result of performance fees and transaction fees. Such fees are generally earned at the end of the performance contract period or upon completion of specific transactions, sometimes resulting in periodic fluctuations in the recognition of such revenues.

INTANGIBLE ASSETS AND AMORTIZATION OF INTANGIBLES

Intangible assets of $589 million represent the excess of the purchase price of acquisitions over the fair value of the net tangible assets acquired. Intangible assets, including investment advisory contracts and goodwill, are amortized over periods ranging from 7 to 30 years. The Operating Partnership periodically evaluates the estimated remaining lives and the carrying value of intangible assets to determine whether events and circumstances warrant adjustment. Projected undiscounted future cash flows of each acquisition are compared to the recorded values of the related intangible assets, factoring in known or expected trends, future prospects and other relevant information. If the projected future cash flows are less than the carrying value of the intangible assets, the Operating Partnership would recognize an impairment loss for the difference between the carrying amount and the estimated fair value of the intangible assets. At March 31, 2000, there was no impairment of intangible assets.

Cost assigned to contracts and goodwill acquired is amortized as an operating expense. It does not, however, require the use of cash and, therefore, it is added back to net income along with restricted unit plan compensation to arrive at operating cash flow available for distribution.



                                    18 of 23

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS (CONTINUED)

                      THE OPERATING PARTNERSHIP (CONTINUED)

DISTRIBUTION POLICY

The Operating Partnership generally distributes to its unitholders operating cash flow not required for normal business operations and working capital needs, including support of its growth strategy and the repurchase of units. Operating cash flow is defined as net income plus non-cash charges for amortization of intangibles and restricted unit plan compensation. During the first quarter of 2000, the Operating Partnership declared a regular distribution of $0.60 per unit, compared to $0.77 per unit for the first quarter of 1999.

The Operating Partnership adopted a program of regular and special distributions during the fourth quarter of 1999, declaring a regular distribution of $0.60 per unit and a special distribution of $0.17 per unit. The Operating Partnership's policy is to pay quarterly regular distributions, supplemented by periodic special distributions or increases in the regular distribution rate, depending on operating results. This provides flexibility in addressing any variability in the business resulting from transaction and performance fees, as well as shifts in profitability resulting from factors such as fee rates and asset mix. Total annual regular and special distributions per unit are expected to range from 80% to 90% of operating cash flow per unit.


ASSETS UNDER MANAGEMENT


                                     DEC. 31,    MARCH 31,    DEC. 31,    MARCH 31,
                                       1998        1999         1999        2000

    CLIENT TYPE (IN BILLIONS):
      Separate Accounts
        Third Party Institutional...   $ 83         $ 83        $ 85         $ 86
        Private Accounts............     12           11          11           10
        MetLife General Account.....      4            4           1            1
                                       ----         ----        ----         ----
                                         99           98          97           97
                                       ----         ----        ----         ----

      Mutual Funds:
        Equity......................     21           19          19           18
        Fixes Income/Money Market...     15           16          17           19
                                       ----         ----        ----         ----
                                         36           35          36           37
                                       ----         ----        ----         ----
                                       $135         $133        $133         $134
                                       ====         ====        ====         ====

    ASSET CLASS (IN BILLIONS):
      Equity........................   $ 61         $ 58        $ 59         $ 56
      Fixed Income..................     58           59          57           59
      Money Market..................     10           10          11           13
      Real Estate...................      6            6           6            6
                                       ----         ----        ----         ----
                                       $135         $133        $133         $134
                                       ====         ====        ====         ====

Assets under management were $134 billion as of March 31, 2000. This compares to $133 billion as of March 31, 1999 and December 31, 1999.



                                    19 of 23

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS (CONTINUED)

                      THE OPERATING PARTNERSHIP (CONTINUED)

Overall, the Operating Partnership has experienced a shift in assets during the quarter from equity assets to lower fee fixed income and money market assets. Although assets under management increased $1 billion from December 31, 1999, the Operating Partnership continued to experience net outflows of approximately $1.2 billion from the Oakmark Fund. Net new business for the quarter was essentially flat, after considering the impact of the Oakmark Fund.

STATEMENT OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

Net income of $23.2 million for the three months ended March 31, 2000 declined $3.4 million from $26.6 million for the three months ended March 31, 1999. The decrease was primarily a result of lower management and advisory fee revenues, partially offset by lower compensation expense.

Management and advisory fees of $141.5 million for the three months ended March 31, 2000 decreased $6.8 million from $148.3 million for the three months ended March 31, 1999, primarily as a result of a decline in assets under management in mid to large cap value style equity products, particularly the Oakmark Fund. Partially offsetting this decline was growth in revenues from risk-adjusted equity products, growth products and small cap value products on the institutional side; and growth funds, money market funds, and fixed income funds on the mutual fund side.

Other revenues and interest income of $18.0 million for the three months ended March 31, 2000 increased $3.6 million from $14.4 million for the three months ended March 31, 1999. The increase resulted from client servicing fees, primarily transfer agency fees, which are largely offset by an increase in servicing expenses.

Compensation and benefits of $78.5 million for the three months ended March 31, 2000 declined $4.3 million from $82.8 million for the three months ended March 31, 1999. Base compensation increased $3.7 million as a result of annual salary increases and increased staffing. Variable compensation, which results from subsidiary incentive payments based on profitability, investment portfolio performance, new business sales, and participation in the subsidiaries' growth in revenues and profits, declined $8.0 million. Variable compensation as a percentage of total compensation declined from 49% for the first quarter of 1999 to 42% for the first quarter of 2000. The variable compensation plans reward the subsidiaries for growth in their business, but also require them to share in the impact of declines. In this way, the variable compensation plans act to reduce fluctuations in the Operating Partnership's profitability.

Occupancy, equipment and systems expense of $9.2 million for the three months ended March 31, 2000 increased $0.8 million from $8.4 million for the three months ended March 31, 1999 due to lease renewals at higher rates and costs associated with expanded business activities.

Other expense of $28.4 million for the three months ended March 31, 2000 increased $3.4 million from $25.0 million for the three months ended March 31, 1999, primarily as a result of increases related to the transfer agent business and higher sales to intermediaries distributing money market mutual fund products.



                                    20 of 23

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS (CONTINUED)

                      THE OPERATING PARTNERSHIP (CONTINUED)


CAPITAL RESOURCES AND LIQUIDITY

Operating cash flow not required for normal business operations and working capital needs, including support of the Operating Partnership's growth strategy and the repurchase of units, is generally distributed to unitholders each quarter. Distributions to unitholders are typically declared during the last month of calendar quarters. The Operating Partnership has the ability to make distributions in excess of net income due to its non-cash amortization expense. The Board of Directors set the regular distribution rate at $0.60 per unit in December of 1999, subject to change by the Board of Directors. On March 21, 2000, the Operating Partnership declared a regular distribution of $0.60 per unit, payable on May 15, 2000, to unitholders of record on March 31, 2000. Total annual regular and special distributions are expected to range from 80% to 90% of operating cash flow per unit.

The Operating Partnership has a $165 million revolving credit agreement, which expires October 28, 2001. The balance of $41 million outstanding under this agreement as of March 31, 2000 is classified as long-term. In addition, the Operating Partnership has a $20 million line of credit available, of which $0.9 million was outstanding as of March 31, 2000.

As of March 31, 2000, the Operating Partnership estimates that $49 million in cash and/or units may be paid to the sellers of certain firms previously acquired. Such amounts would be paid over a seven-year period following the respective closing dates through December 31, 2006, depending upon the attainment of certain post-closing revenue and profit levels. A total of $10 million of this amount is expected to be paid during the third quarter of 2000 in a combination of cash and units. Substantially all of the contingent consideration, if paid, is expected to be accounted for as additional purchase price.

PART 1. ITEM. 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to Item 7A of Nvest's Annual Report on Form 10-K for the year ended December 31, 1999.



                                    21 of 23

                           PART II - OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

On February 17, 2000, the Board of Directors of the general partner of Nvest and the managing general partner of the Operating Partnership voted to approve the 2000 Equity Incentive Plan. The plan provides for grants of options and other employee incentives with respect to a maximum of 6,000,000 limited partnership units of Nvest or the Operating Partnership, to a broadly-based group of employees of Nvest, the Operating Partnership and their affiliates.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

10.1    2000 Equity Incentive Plan.

27.    Financial Data Schedule.

(B) REPORTS ON FORM 8-K

None.



                                    22 of 23

                                                    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



NVEST, L.P.
-----------
Registrant




/s/ G. Neal Ryland                                                 May 10, 2000
---------------------------------------                            ------------
G. Neal Ryland                                                     Date
Executive Vice President and
Chief Financial Officer




/s/ Duncan B.E. Wilkinson                                          May 10, 2000
---------------------------------------                            ------------
Duncan B.E. Wilkinson                                              Date
Senior Vice President and
Controller

                                    23 of 23