Form 10-Q
period 2000-06-30
NVEST LP
filed 2000-08-09
CIK 812488

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________to________________________

Commission File Number: 1-9468

                                   NVEST, L.P.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                               13-3405992
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

399 BOYLSTON STREET, BOSTON, MASSACHUSETTS                        02116
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

The issuer is a limited partnership. There were 6,602,788 units of limited partner interest and 110,000 units of general partner interest outstanding at July 31, 2000.


                                    1 of 26

                                   NVEST, L.P.
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION                                                                          PAGE

ITEM 1.  FINANCIAL STATEMENTS

         FINANCIAL STATEMENTS OF NVEST, L.P. (THE "PARTNERSHIP")

           Balance Sheet as of December 31, 1999 and June 30, 2000                                        3

           Statement of Income for the three and six months ended June 30, 1999 and 2000                  4

           Statement of Cash Flows for the six months ended June 30, 1999 and 2000                        5

           Notes to Financial Statements                                                                  6

         FINANCIAL STATEMENTS OF NVEST COMPANIES, L.P. (THE "OPERATING PARTNERSHIP")

           Consolidated Balance Sheet as of December 31, 1999 and June 30, 2000                           9

           Consolidated Statement of Income for the three and six months ended June 30, 1999
           and 2000                                                                                      10

           Consolidated Statement of Cash Flows for the six months ended June 30, 1999
           and 2000                                                                                      11

           Notes to Consolidated Financial Statements                                                    12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS           14

           Nvest, L.P.                                                                                   16

           The Operating Partnership                                                                     19

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                    24

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                25

SIGNATURES                                                                                               26



                                    2 of 26

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   NVEST, L.P.
                                  BALANCE SHEET
                                 (in thousands)


                                                            DECEMBER 31, 1999  JUNE 30, 2000
                                                                                (unaudited)

ASSETS
Current assets:
     Cash and cash equivalents                                    $     3        $    36
     Distribution receivable from the Operating Partnership         4,835          3,895
                                                                  -------        -------
         Total current assets                                       4,838          3,931

Investment in the Operating Partnership (Note 5)                   61,215         67,195
                                                                  -------        -------
         Total assets                                             $66,053        $71,126
                                                                  =======        =======

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
     Distribution payable                                         $ 3,956        $ 2,987
     Gross income tax payable and accrued expenses                    678            607
                                                                  -------        -------
         Total current liabilities                                  4,634          3,594

Contingent liabilities (Note 8)

Partners' capital (6,276,782 units at December 31, 1999
     and 6,492,395 at June 30, 2000)                               61,419         67,532
                                                                  -------        -------
         Total liabilities and partners' capital                  $66,053        $71,126
                                                                  =======        =======


                 See Accompanying Notes to Financial Statements.


                                    3 of 26

                                   NVEST, L.P.
                               STATEMENT OF INCOME
                 (in thousands, except per unit data, unaudited)


                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                   JUNE 30,                         JUNE 30,
                                                          ---------------------------      ---------------------------
                                                              1999           2000              1999           2000
                                                          ------------   ------------      ------------   ------------

REVENUES
     Equity in earnings of the Operating Partnership         $  3,750       $  3,167          $  7,717       $  6,493
     Interest income                                                6              2                45              4
                                                          ------------   ------------      ------------   ------------
                                                                3,756          3,169             7,762          6,497
EXPENSES
     Gross income tax and other expenses                          833            857             1,753          1,661
                                                          ------------   ------------      ------------   ------------
Net income                                                   $  2,923       $  2,312          $  6,009       $  4,836
                                                          ============   ============      ============   ============
Net income per unit (Note 4):
     Basic                                                   $   0.46       $   0.37          $   0.94       $   0.77
                                                          ============   ============      ============   ============
     Diluted                                                 $   0.46       $   0.36          $   0.94       $   0.76
                                                          ============   ============      ============   ============
DISTRIBUTIONS DECLARED PER UNIT:
     Regular                                                 $   0.63       $   0.46          $   1.26       $   0.92
     Special                                                        -              -                 -              -
                                                          ------------   ------------      ------------   ------------
                                                             $   0.63       $   0.46          $   1.26       $   0.92
                                                          ============   ============      ============   ============
Weighted average units outstanding - diluted (Note 4)           6,401          6,764             6,443          6,534
                                                          ============   ============      ============   ============


                 See Accompanying Notes to Financial Statements.


                                    4 of 26

                                   NVEST, L.P.
                             STATEMENT OF CASH FLOWS
                            (in thousands, unaudited)


                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                            -------------------------------
                                                                                 1999              2000
                                                                            -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                $  6,009         $  4,836
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Equity in earnings of the Operating Partnership                         (7,717)          (6,493)
         Distributions received from the Operating Partnership                    9,936            8,610
         Decrease in gross income tax payable and accrued expenses               (2,868)             (70)
                                                                               --------         --------
     Net cash provided by operating activities                                    5,360            6,883
                                                                               --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of units of the Operating Partnership - exercised options             -             (7,225)
     Proceeds from sale of units of the Operating Partnership (Note 7)            5,220              599
                                                                               --------         --------
     Net cash provided by/(used in) investing activities                          5,220           (6,626)
                                                                               --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions paid to unitholders                                           (8,129)          (6,850)
     Proceeds from issuance of units - exercised options and other                  -              7,225
     Payment for retirement of units (Note 7)                                    (5,220)            (599)
                                                                               --------         --------
     Net cash used in financing activities                                      (13,349)            (224)
                                                                               --------         --------
     Net increase/(decrease) in cash and cash equivalents                        (2,769)              33

Cash and cash equivalents, beginning of period                                    2,772                3
                                                                               --------         --------
Cash and cash equivalents, end of period                                       $      3         $     36
                                                                               ========         ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:
     Transfer of partners' capital from the Operating Partnership
         (Unit Exchanges - Note 3)                                             $    644         $    531
                                                                               ========         ========


                 See Accompanying Notes to Financial Statements.


                                    5 of 26

                                   NVEST, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - ORGANIZATION

Nvest, L.P. ("Nvest") is a publicly traded limited partnership listed on the New York Stock Exchange. Effective with a restructuring completed on December 31, 1997 (the "Restructuring"), Nvest's business currently is to engage in the investment advisory business by acting as advising general partner of Nvest Companies, L.P. (the "Operating Partnership"). The Operating Partnership operates through investment management firms that offer a broad array of investment management products and styles across a wide range of asset categories to institutions, mutual funds and private clients. Nvest's primary asset at June 30, 2000 was 6,492,395 units of the Operating Partnership, representing a general partner's interest in the Operating Partnership.

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

The general partner of Nvest and the managing general partner of the Operating Partnership is a wholly owned subsidiary of Metropolitan Life Insurance Company which, at June 30, 2000, owned approximately 48% of the partnership units of the Operating Partnership (including those owned indirectly through ownership of Nvest units).

NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements of Nvest have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with Nvest's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the financial statements of Nvest at June 30, 2000 and for the three and six months ended June 30, 1999 and 2000. The financial statements of Nvest should also be read in conjunction with the consolidated financial statements of the Operating Partnership included herein.

NOTE 3 - EXCHANGE OF NVEST COMPANIES, L.P. UNITS FOR NVEST, L.P. UNITS

Each quarter, Nvest provides holders of Operating Partnership units a limited opportunity to exchange their units for Nvest units, subject to applicable requirements intended to ensure that the Operating Partnership remains a private partnership. During the six months ended June 30, 2000, 57,700 Operating Partnership units were exchanged for an equal number of Nvest units and Nvest received 57,700 units of the Operating Partnership. On July 3, 2000, an additional 9,625 Operating Partnership units were exchanged for an equal number of Nvest units and Nvest received 9,625 units of the Operating Partnership.

Nvest has received irrevocable elections from certain holders of Operating Partnership units to exchange Operating Partnership units for units of Nvest or cash at the next quarterly exchange on October 2, 2000. Subject to the terms of the partnership agreement of the Operating Partnership and to final acceptance of such elections, holders making such elections would exchange approximately 600,000 units for units of Nvest or cash.

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


                                    6 of 26

                                   NVEST, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 4 - NET INCOME PER UNIT

The calculation of basic and diluted net income per unit and weighted average units outstanding follows:


                                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                          JUNE 30,                         JUNE 30,
                                                                ---------------------------      ---------------------------
                                                                    1999           2000              1999           2000
                                                                ------------   ------------      ------------   ------------
                                                                          (in thousands, except per unit data)

Net income - for basic calculation                                 $  2,923       $  2,312          $  6,009       $  4,836
     Additional equity in earnings of the Operating
     Partnership, net of gross income tax and other
     expenses, related to incremental units assumed
     outstanding from exercise of options and contingent
     units *                                                             10            140                31            132
                                                                ------------   ------------      ------------   ------------
Net income - for diluted calculation                               $  2,933       $  2,452          $  6,040       $  4,968
                                                                ============   ============      ============   ============
Weighted average units outstanding:
     Basic                                                             6,375          6,321             6,405          6,311
         Incremental units assumed outstanding
         from exercise of unit options *                                  26            443                38            223
                                                                ------------   ------------      ------------   ------------
     Diluted                                                           6,401          6,764             6,443          6,534
                                                                ============   ============      ============   ============
Net income per unit:
     Basic                                                         $   0.46       $   0.37          $   0.94       $   0.77
                                                                ============   ============      ============   ============
     Diluted                                                       $   0.46       $   0.36          $   0.94       $   0.76
                                                                ============   ============      ============   ============


* When an option for a unit of Nvest is exercised, the Operating Partnership issues a unit to Nvest. This increases Nvest's relative ownership interest in the Operating Partnership.


NOTE 5 - INVESTMENT IN THE OPERATING PARTNERSHIP

Investment activity in the Operating Partnership for the six months ended June 30, 2000 follows (in thousands):


Investment in the Operating Partnership at December 31, 1999                    $ 61,215

    Investment from exercise of options                                            7,225

    Investment from unit exchanges (Note 3)                                          531

    Sale of units of the Operating Partnership (Note 7)                             (599)

    Equity in earnings of the Operating Partnership                                6,493

    Distributions declared by the Operating Partnership ($1.20 per unit)          (7,670)
                                                                                --------
Investment in the Operating Partnership at June 30, 2000                        $ 67,195
                                                                                ========



                                    7 of 26

                                   NVEST, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 6 - TAX CONSIDERATIONS FOR PUBLIC UNITHOLDERS

For the 2000 tax year, unitholders will receive a K-1 reflecting their share of taxable income for the period from January 1, 2000 through the proposed acquisition date. Similar to prior years, the partnership expects to mail this K-1 to unitholders no later than the first week of March 2001.

Purchasers of Nvest units after August 10, 1993, are allowed an amortization deduction that reduces the amount of income on which they pay taxes. This deduction permits such unitholders to amortize a substantial portion of the price paid for Nvest units over 15 years and reduces the current effective tax rate on distributions paid by Nvest to unitholders by reducing taxable income. Amortization deductions will likely be recaptured as ordinary income if and when the units are sold. The amount of the amortization tax benefit is explained in detail in Note 7 to the financial statements of Nvest contained in Nvest's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 7 - UNIT REPURCHASE PLAN

On September 16, 1999, the Board of Directors of the general partner of Nvest and the Operating Partnership extended a plan to repurchase up to one million limited partnership units of the partnerships through September 30, 2000. The repurchase plan, which was initiated on September 15, 1998, authorizes the purchase of units in either the open market or privately negotiated transactions. In the case of purchases of Nvest units, the Operating Partnership has made a corresponding purchase at the same cost of Operating Partnership units from Nvest. During the six months ended June 30, 1999 and 2000, respectively, 202,273 and 33,000 units were repurchased at a cost of $5,220,000 and $599,000. The 2000 unit repurchases all occurred during the first quarter of 2000. As a result of the proposed acquisition of Nvest by CDC Asset Management, no further unit repurchases are anticipated.

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

NOTE 9 - PROPOSED ACQUISITION OF NVEST AND THE OPERATING PARTNERSHIP

On June 16, 2000, Nvest and its operating partnership, Nvest Companies, L.P., announced that they had signed a definitive agreement to be acquired by Paris-based CDC Asset Management, an affiliate of Caisse des Depots Group, for $40 per unit, subject to possible downward adjustment (but not below $34 per unit). This transaction includes all public and private units. The acquisition is expected to close during the fourth quarter of 2000, and is subject to a number of approvals and conditions including (1) approval by a majority in interest of the unitholders of each of Nvest and the Operating Partnership that are not affiliated with Metropolitan Life Insurance Company, (2) approval by mutual fund shareholders and other client consents, and (3) other contractual and regulatory approvals.


                                    8 of 26

                            THE OPERATING PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                                       DECEMBER 31, 1999  JUNE 30, 2000
                                                       -----------------  -------------
ASSETS                                                                    (unaudited)
Current assets:
     Cash and cash equivalents                             $ 23,154        $ 32,760
     Management and advisory fees receivable                104,059          94,767
     Investment securities                                   11,038           9,814
     Other                                                   12,702          10,262
                                                           --------        --------
         Total current assets                               150,953         147,603
Intangible assets:
     Investment advisory contracts                          469,365         450,749
     Goodwill                                               128,731         137,667
Fixed assets                                                 44,140          43,938
Other assets                                                 62,784          90,909
                                                           --------        --------
         Total assets                                      $855,973        $870,866
                                                           ========        ========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
     Accounts payable and accrued expenses                 $121,529        $105,142
     Distribution payable                                    34,230          26,742
     Notes payable                                            2,600             -
                                                           --------        --------
         Total current liabilities                          158,359         131,884

Deferred compensation, benefits and other                    17,945          22,577
Notes payable                                               270,000         310,000
                                                           --------        --------
         Total liabilities                                  446,304         464,461

Contingent liabilities (Note 3)

Partners' capital (44,412,586 units at December 31,
    1999 and 44,593,399 units at June 30, 2000)             409,669         406,405
                                                           --------        --------
         Total liabilities and partners' capital           $855,973        $870,866
                                                           ========        ========


          See Accompanying Notes to Consolidated Financial Statements.


                                    9 of 26

                            THE OPERATING PARTNERSHIP
                        CONSOLIDATED STATEMENT OF INCOME
                 (in thousands, except per unit data, unaudited)


                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                   JUNE 30,                         JUNE 30,
                                                          ---------------------------      ---------------------------
                                                              1999           2000              1999           2000
                                                          ------------   ------------      ------------   ------------
REVENUES
     Management and advisory fees                           $ 145,282      $ 140,507         $ 293,595      $ 281,967
     Other revenues and interest income                        14,475         18,343            28,866         36,306
                                                          ------------   ------------      ------------   ------------
                                                              159,757        158,850           322,461        318,273
                                                          ------------   ------------      ------------   ------------
EXPENSES
     Compensation and benefits                                 78,333         76,540           161,167        155,016
     Restricted unit plan compensation                            879            234             1,812            428
     Amortization of intangibles                               10,129         10,689            20,239         21,344
     Depreciation and amortization                              2,327          3,098             4,635          5,906
     Occupancy, equipment and systems                           8,648         10,021            17,025         19,252
     Interest expense                                           5,389          5,982            10,695         11,592
     Other                                                     27,463         29,479            52,432         57,829
                                                          ------------   ------------      ------------   ------------
                                                              133,168        136,043           268,005        271,367
                                                          ------------   ------------      ------------   ------------
Income before income taxes                                     26,589         22,807            54,456         46,906
     Income tax expense                                         1,263            800             2,552          1,662
                                                          ------------   ------------      ------------   ------------
Net income                                                  $  25,326      $  22,007         $  51,904      $  45,244
                                                          ============   ============      ============   ============
DISTRIBUTIONS DECLARED PER UNIT:
     Regular                                                $    0.77      $    0.60         $    1.54      $    1.20
     Special                                                        -              -                 -              -
                                                          ------------   ------------      ------------   ------------
                                                            $    0.77      $    0.60         $    1.54      $    1.20
                                                          ============   ============      ============   ============
Weighted average units outstanding - diluted                   44,576         44,977            44,622         44,765
                                                          ============   ============      ============   ============


          See Accompanying Notes to Consolidated Financial Statements.


                                    10 of 26

                            THE OPERATING PARTNERSHIP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands, unaudited)


                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                          -------------------------------
                                                                               1999              2000
                                                                          -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                             $ 51,904         $ 45,244
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Amortization of intangibles                                          20,239           21,344
         Restricted unit plan compensation                                     1,812              428
                                                                            --------         --------
             Subtotal                                                         73,955           67,016
         Depreciation and amortization                                         4,635            5,906
         (Increase)/decrease in accounts receivable and other assets          (8,966)           9,294
         Decrease in accounts payable and other liabilities                  (17,197)         (20,571)
                                                                            --------         --------
     Net cash provided by operating activities                                52,427           61,645
                                                                            --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                     (8,748)          (5,704)
     (Increase)/decrease in investment securities/other investments            1,028          (24,418)
     Acquisition payments                                                     (5,652)          (2,848)
                                                                            --------         --------
     Net cash used in investing activities                                   (13,372)         (32,970)
                                                                            --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions paid to unitholders                                       (68,733)         (60,858)
     Proceeds from issuance of units - exercised options                         -              4,988
     Payment for retirement of units                                          (5,220)            (599)
     Proceeds from notes payable                                              12,230           37,400
                                                                            --------         --------
     Net cash used in financing activities                                   (61,723)         (19,069)
                                                                            --------         --------
     Net increase/(decrease) in cash and cash equivalents                    (22,668)           9,606

Cash and cash equivalents, beginning of period                                52,135           23,154
                                                                            --------         --------
Cash and cash equivalents, end of period                                    $ 29,467         $ 32,760
                                                                            ========         ========
Cash paid during the period for interest                                    $ 11,086         $ 11,180
                                                                            ========         ========
Cash paid during the period for income taxes                                $  4,783         $  1,943
                                                                            ========         ========
 Supplemental disclosure of non-cash transactions:

      Increase in intangible assets                                        $     -           $ 10,250
                                                                            ========         ========


          See Accompanying Notes to Consolidated Financial Statements.


                                    11 of 26

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

The general partner of Nvest and the managing general partner of the Operating Partnership is a wholly owned subsidiary of Metropolitan Life Insurance Company which, at June 30, 2000, owned approximately 48% of the partnership units of the Operating Partnership (including those owned indirectly through ownership of Nvest units).

NOTE 2 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Operating Partnership should be read in conjunction with Nvest's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the financial statements of the Operating Partnership at June 30, 2000 and for the three and six months ended June 30, 1999 and 2000.

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

NOTE 4 - UNIT REPURCHASE PLAN

On September 16, 1999, the Board of Directors of the general partner of Nvest and the Operating Partnership extended a plan to repurchase up to one million limited partnership units of the partnerships through September 30, 2000. The repurchase plan, which was initiated on September 15, 1998, authorizes the purchase of units in either the open market or privately negotiated transactions. In the case of purchases of Nvest units, the Operating Partnership has made a corresponding purchase at the same cost of Operating Partnership units from Nvest. During the six months ended June 30, 1999 and 2000, respectively, 202,273 and 33,000 units were repurchased at a cost of $5,220,000 and $599,000. The 2000 unit repurchases all occurred during the first quarter of 2000. As a result of the proposed acquisition of Nvest by CDC Asset Management, no further unit repurchases are anticipated.

NOTE 5 - NOTES PAYABLE

The Operating Partnership has a $165 million revolving credit agreement, which expires October 28, 2001. The balance of $40 million outstanding under this agreement as of June 30, 2000 is classified as long-term notes payable. The outstanding debt of the Operating Partnership totaled $310 million at June 30, 2000.


                                    12 of 26

                            THE OPERATING PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 6 - PROPOSED ACQUISITION OF NVEST AND THE OPERATING PARTNERSHIP

On June 16, 2000, Nvest and its operating partnership, Nvest Companies, L.P., announced that they had signed a definitive agreement to be acquired by Paris-based CDC Asset Management, an affiliate of Caisse des Depots Group, for $40 per unit, subject to possible downward adjustment (but not below $34 per unit). This transaction includes all public and private units. The acquisition is expected to close during the fourth quarter of 2000, and is subject to a number of approvals and conditions including (1) approval by a majority in interest of the unitholders of each of Nvest and the Operating Partnership that are not affiliated with Metropolitan Life Insurance Company, (2) approval by mutual fund shareholders and other client consents, and (3) other contractual and regulatory approvals.


                                    13 of 26

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

In addition, certain statements in this report regarding the merger of Nvest, L.P. and Nvest Companies, L.P. with CDC Asset Management are based on management's current expectations or beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements: the inability to obtain, or meet conditions imposed for, governmental, client and other third party consents and approvals required in connection with the merger; or the failure of Nvest, L.P. and Nvest Companies, L.P. unitholders to approve the merger.

GENERAL

At year-end 1997, Nvest completed a restructuring (the "Restructuring") that included the transfer of its business, assets and liabilities to a newly formed operating partnership, Nvest Companies, L.P. (the "Operating Partnership"). As a result of the Restructuring, Nvest's primary asset consists of its economic interest in the Operating Partnership. Nvest records its investment in the Operating Partnership under the equity method of accounting based on its proportionate share of net income of the Operating Partnership. At June 30, 2000, Nvest owned approximately 6.5 million units, or approximately 15% of the economic interests in the Operating Partnership. As part of the Restructuring, Nvest elected to retain its partnership tax status in return for paying an annual 3.5% federal gross income tax on its proportionate share of the gross income of the Operating Partnership. For further information regarding the Restructuring, please refer to Nvest's Annual Report on Form 10-K for the year ended December 31, 1999, particularly the discussion under Item 1, "Business--1997 Restructuring of the Partnership."

As a result of the Restructuring, Management's Discussion and Analysis includes two sections. In the first section, the results of Nvest for the three and six months ended June 30, 2000 are compared to the results for the three and six months ended June 30, 1999. In the second section, the results of the Operating Partnership for the three and six months ended June 30, 2000 are compared to the results for the three and six months ended June 30, 1999.


                                    14 of 26

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PROPOSED ACQUISITION OF NVEST AND THE OPERATING PARTNERSHIP

On June 16, 2000, Nvest and its operating partnership, Nvest Companies, L.P., announced that they had signed a definitive agreement to be acquired by Paris-based CDC Asset Management, an affiliate of Caisse des Depots Group, for $40 per unit subject to downward adjustment (but not below $34 per unit). This transaction includes all public and private units.

The acquisition, which is subject to certain client, regulatory and unitholder approvals, is expected to close during the fourth quarter of 2000. If the transaction is consummated, all unitholders will be entitled to receive the applicable unit price in cash without interest for each unit owned. This price is subject to a downward adjustment if the "Revenue Run-Rate" at the closing (as defined in the agreement) falls below 90% of the Revenue Run-Rate as of April 30, 2000. The $40 price will be reduced by 1% for each 1% the Revenue Run-Rate falls below 90% of the April 30 Revenue Run-Rate down to 85% of that amount, and it will be reduced by 2% for each 1% that the amount falls below 85%, down to a minimum unit price of $34. As of June 30, 2000, the Revenue Run-Rate is approximately the same as the base revenue run rate specified in the agreement. By definition, the impact of market appreciation and depreciation is excluded from this calculation. As part of the agreement, the Operating Partnership has agreed to pay out 80 percent of its operating cash flow in distributions through the completion of the transaction. The Operating Partnership and, consequently, Nvest (through its ownership interest in the Operating Partnership), expect to incur certain costs in obtaining client, regulatory and unitholder approvals for this transaction. The Operating Partnership's share of the transaction costs, which will be reflected between July 1, 2000 and the closing date of the transaction, is expected to range between $3 million and $5 million, and will reduce operating cash flow.


                                    15 of 26

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                   NVEST, L.P.


                                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                           JUNE 30,                    JUNE 30,
                                                           ------------------------------------------------------------
                                                                1999                2000         1999           2000
                                                           ---------------      ------------   -----------    ---------
                                                                        (in thousands, except per unit data)

THE OPERATING PARTNERSHIP
     Net income                                               $25,326         $22,007         $51,904         $45,244
     Add back restricted unit plan compensation *                 879             234           1,812             428
                                                              -------         -------         -------         -------
     Net income available                                     $26,205         $22,241         $53,716         $45,672
                                                              =======         =======         =======         =======

NVEST, L.P.

     Percentage ownership of the Operating Partnership
         on a weighted average basis - basic                   14.310%         14.236%         14.365%         14.216%
                                                              =======         =======         =======         =======
     Equity in earnings of the Operating Partnership          $ 3,750         $ 3,167         $ 7,717         $ 6,493
     Gross income tax and other expenses, net                     827             855           1,708           1,657
                                                              -------         -------         -------         -------
     Net income                                               $ 2,923         $ 2,312         $ 6,009         $ 4,836
                                                              =======         =======         =======         =======
     Net income per unit - diluted **                         $  0.46         $  0.36         $  0.94         $  0.76
                                                              =======         =======         =======         =======
     Regular distributions declared per unit                  $  0.63         $  0.46         $  1.26         $  0.92
                                                              =======         =======         =======         =======
     Weighted average units outstanding - diluted               6,401           6,764           6,443           6,534
                                                              =======         =======         =======         =======


* Restricted unit plan compensation is fully allocated to certain limited partners of the Operating Partnership, and is added back to net income to determine net income available for allocation.

** Net income per unit - diluted is calculated based on Nvest's percentage ownership of the Operating Partnership on a diluted basis, which was 14.360% and 15.039% for the three months ended June 30, 1999 and 2000, respectively, and 14.438% and 14.596% for the six months ended June 30, 1999 and 2000, respectively. See Note 4 of the Notes to Financial Statements of Nvest, L.P. for the calculation of net income per unit.

General

Nvest derives its net income and cash available for distribution from its ownership of units in the Operating Partnership. At June 30, 2000, Nvest owned approximately 6.5 million units of the Operating Partnership, representing an approximate 15% interest. Each quarter, Nvest distributes to its unitholders substantially all of the distributions received from the Operating Partnership after accruing its federal and state tax obligations and miscellaneous operating expenses. Nvest's major expense is the 3.5% federal gross income tax that is payable on Nvest's proportionate share of the Operating Partnership's gross income.


                                    16 of 26

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             NVEST, L.P. (CONTINUED)

DISTRIBUTIONS TO UNITHOLDERS

On June 20, 2000, the Operating Partnership declared a quarterly distribution of $0.60 per unit, payable on August 15, 2000. Nvest, in turn, declared a distribution of $0.46 per unit, with the $0.14 difference consisting primarily of the tax obligations discussed above. The Operating Partnership has significant non-cash expenses which allow both it and, therefore, Nvest to maintain a distribution level in excess of net income. Changes in operating cash flow of the Operating Partnership directly impact the amount of distributions that Nvest may pay. As part of the agreement with CDC Asset Management, the Operating Partnership has agreed to pay out 80 percent of its operating cash flow through the completion of the transaction. Operating cash flow will be reduced by approximately $3 million to $5 million of estimated transaction costs.

STATEMENT OF INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

Nvest's net income of $0.36 per unit (diluted) for the three months ended June 30, 2000 decreased $0.10 per unit from $0.46 per unit (diluted) for the three months ended June 30, 1999. The results reflect lower net income at the Operating Partnership.

Equity in earnings of the Operating Partnership of $3.2 million for the three months ended June 30, 2000 was down $0.6 million from $3.8 million for the three months ended June 30, 1999. Nvest receives a pro rata share of the Operating Partnership's net income available for allocation based on its equity interest in the Operating Partnership. The decrease was primarily due to lower net income at the Operating Partnership combined with a slightly lower equity interest in the Operating Partnership. Nvest's ownership of the Operating Partnership on a weighted average basis (basic) declined from 14.310% for the three months ended June 30, 1999 to 14.236% for the three months ended June 30, 2000, mostly as a result of the unit repurchase plan. For further information, please see Management's Discussion and Analysis of the Operating Partnership's results, below.

Gross income tax and other expenses consist primarily of a 3.5% federal tax on Nvest's proportionate share of the gross income of the Operating Partnership.

STATEMENT OF INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

Nvest's net income of $0.76 per unit (diluted) for the six months ended June 30, 2000 decreased $0.18 per unit from $0.94 per unit (diluted) for the six months ended June 30, 1999. The results reflect lower net income at the Operating Partnership.

Equity in earnings of the Operating Partnership of $6.5 million for the six months ended June 30, 2000 was down $1.2 million from $7.7 million for the six months ended June 30, 1999. Nvest receives a pro rata share of the Operating Partnership's net income available for allocation based on its equity interest in the Operating Partnership. The decrease was primarily due to lower net income at the Operating Partnership combined with a slightly lower equity interest in the Operating Partnership. Nvest's ownership of the Operating Partnership on a weighted average basis (basic) declined from 14.365% for the six months ended June 30, 1999 to 14.216% for the six months ended June 30, 2000, mostly as a result of the unit repurchase plan. For further information, please see Management's Discussion and Analysis of the Operating Partnership's results, below.

Gross income tax and other expenses consist primarily of a 3.5% federal tax on Nvest's proportionate share of the gross income of the Operating Partnership.


                                    17 of 26

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

As discussed above, Nvest has entered into a definitive agreement for CDC Asset Management to acquire all the outstanding units of Nvest and the Operating Partnership at $40 per unit, subject to possible downward adjustment (but not below $34 per unit). This transaction is subject to certain client, regulatory and unitholder approvals, and is expected to close during the fourth quarter of this year. Please see the discussion under the "Proposed Acquisition of Nvest and the Operating Partnership" above.


                                    18 of 26

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                            THE OPERATING PARTNERSHIP


                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                             JUNE 30,                          JUNE 30,
                                                -------------------------------   -------------------------------
                                                    1999             2000              1999            2000
                                                --------------  ---------------   ---------------  --------------
                                                               (in thousands, except per unit data)

Revenues                                            $159,757        $158,850        $322,461        $318,273
                                                    --------        --------        --------        --------
Expenses:
     Restricted unit plan compensation                   879             234           1,812             428
     Amortization of intangibles                      10,129          10,689          20,239          21,344
     Compensation and other expenses                 123,423         125,920         248,506         251,257
                                                    --------        --------        --------        --------
                                                     134,431         136,843         270,557         273,029
                                                    --------        --------        --------        --------
Net income                                          $ 25,326        $ 22,007        $ 51,904        $ 45,244
                                                    ========        ========        ========        ========
Operating cash flow (1)                             $ 36,334        $ 32,930        $ 73,955        $ 67,016
                                                    ========        ========        ========        ========
Operating cash flow per unit - diluted (1)          $   0.82        $   0.73        $   1.66        $   1.50
                                                    ========        ========        ========        ========
Regular distributions declared per unit             $   0.77        $   0.60        $   1.54        $   1.20
                                                    ========        ========        ========        ========
Weighted average units outstanding - diluted          44,576          44,977          44,622          44,765
                                                    ========        ========        ========        ========


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


                                    19 of 26

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      THE OPERATING PARTNERSHIP (CONTINUED)

GENERAL

The Operating Partnership is an investment management firm with approximately $130 billion in assets under management at June 30, 2000. It operates through twelve investment management firms and six distribution and service firms to provide a wide array of investment styles and products to institutional, mutual fund and private client markets. The Operating Partnership's assets under management include equity and fixed income securities, money market funds and real estate.

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

As discussed previously, Nvest and the Operating Partnership announced on June 16, 2000 that they have entered into a definitive agreement to be acquired by CDC Asset Management. CDC Asset Management is the investment management arm of France's Caisse des Depots Group (CDC). Please see the discussion under the "Proposed Acquisition of Nvest and the Operating Partnership" above.

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

INTANGIBLE ASSETS AND AMORTIZATION OF INTANGIBLES

Intangible assets of $588 million represent the excess of the purchase price of acquisitions over the fair value of the net tangible assets acquired. Intangible assets, including investment advisory contracts and goodwill, are amortized over periods ranging from 7 to 30 years. The Operating Partnership periodically evaluates the estimated remaining lives and the carrying value of intangible assets to determine whether events and circumstances warrant adjustment. Projected undiscounted future cash flows of each acquisition are compared to the recorded values of the related


                                    20 of 26

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      THE OPERATING PARTNERSHIP (CONTINUED)

intangible assets, factoring in known or expected trends, future prospects and other relevant information. If the projected future cash flows are less than the carrying value of the intangible assets, the Operating Partnership would recognize an impairment loss for the difference between the carrying amount and the estimated fair value of the intangible assets. At June 30, 2000, there was no impairment of intangible assets.

Cost assigned to contracts and goodwill acquired is amortized as an operating expense. It does not, however, require the use of cash and, therefore, it is added back to net income along with restricted unit plan compensation to arrive at operating cash flow available for distribution.

DISTRIBUTION POLICY

The Operating Partnership generally distributes to its unitholders operating cash flow not required for normal business operations and working capital needs, including support of its growth strategy and the repurchase of units. Operating cash flow is defined as net income plus non-cash charges for amortization of intangibles and restricted unit plan compensation. During the first six months of 2000, the Operating Partnership declared regular distributions of $1.20 per unit, compared to $1.54 per unit for the first six months of 1999.

The Operating Partnership's policy is to pay quarterly regular distributions, supplemented by periodic special distributions or increases in the regular distribution rate, depending on operating results. As part of the agreement with CDC Asset Management, the Operating Partnership has agreed to pay out 80 percent of its operating cash flow through the completion of the transaction. Operating cash flow will be reduced by approximately $3 million to $5 million of estimated transaction costs.

ASSETS UNDER MANAGEMENT


                                                   DEC 31,               JUNE 30,            DEC. 31,            JUNE 30,
                                                    1998                   1999                1999                2000
                                                   -------               -------             --------            --------


     CLIENT TYPE (IN BILLIONS);
         Separate Accounts
          Third Party Institutional               $    83               $     85            $     85           $     85
          Private Accounts                             12                     11                  11                 10
          MetLife General Account                       4                      4                   1                  -
                                                  -------               --------            --------           --------
                                                       99                    100                  97                 95
                                                  -------               --------            --------           --------
        Mutual Funds
          Equity                                       21                     20                  19                 17
          Fixed Income/Money Market                    15                     16                  17                 18
                                                  -------               --------            --------           --------
                                                       36                     36                  36                 35
                                                  -------               --------             -------           --------
                                                  $   135               $    136             $   133           $    130
                                                  =======               ========             =======           ========

     ASSET CLASS (IN BILLIONS):
          Equity                                  $    61               $     61             $    59           $     51
          Fixed Income                                 58                     59                  57                 61
          Money Market                                 10                     10                  11                 12
          Real Estate                                   6                      6                   6                  6
                                                  -------               --------             -------           --------
                                                   $  135               $    136             $   133           $    130
                                                  =======               ========             =======           ========

Assets under management were $130 billion as of June 30, 2000. This compares to $136 billion as of June 30, 1999 and $134 billion as of March 31, 2000.


                                    21 of 26

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      THE OPERATING PARTNERSHIP (CONTINUED)

The Operating Partnership continued to experience an overall shift in assets from equity assets to fixed income assets during the first six months of 2000. Assets under management declined $3 billion from $133 billion at year-end, with $3.7 billion in net outflows, offset partially by market appreciation. Nvest's net outflows occurred almost entirely during the first four months of 2000, and included the outflows from value equity products. Also, in April, MetLife assumed management of the remaining $500 million in fixed income general account assets that had been managed by Nvest firms as part of MetLife's plan to demutualize in May 2000. Outflows at The Oakmark Family of Funds leveled off during the second quarter, and institutional fixed income accounts continued to attract new assets.

STATEMENT OF INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

Net income of $22.0 million for the three months ended June 30, 2000 declined $3.3 million from $25.3 million for the three months ended June 30, 1999. The decrease was primarily a result of lower management and advisory fee revenues, due to lower average assets under management and a shift in asset mix from equity assets to lower fee fixed income and money market assets. This decrease in management and advisory fees was partially offset by lower compensation expense.

Management and advisory fees of $140.5 million for the three months ended June 30, 2000 decreased $4.8 million from $145.3 million for the three months ended June 30, 1999, primarily as a result of a decline in assets under management in mid to large cap value style equity products. Partially offsetting this decline were increased revenues from real estate transaction fees, risk-adjusted equity products and small cap value products on the institutional side; and growth funds, money market funds and fixed income funds on the mutual fund side.

Other revenues and interest income of $18.3 million for the three months ended June 30, 2000 increased $3.8 million from $14.5 million for the three months ended June 30, 1999. The increase resulted primarily from an increase in client servicing fees, primarily transfer agency fees, which are largely offset by an increase in servicing expenses.

Compensation and benefits of $76.5 million for the three months ended June
30, 2000 declined $1.8 million from $78.3 million for the three months ended June 30, 1999. Base compensation increased $2.5 million primarily as a result of annual salary increases. Variable compensation, which results from subsidiary incentive payments based on profitability, investment portfolio performance, new business sales and participation in the subsidiaries' growth in revenues and profits, declined $4.3 million. Variable compensation as a percentage of total compensation declined from 48% for the second quarter of 1999 to 44% for the second quarter of 2000. The variable compensation plans reward the subsidiaries for growth in their business, but also require them to share in the impact of declines. In this way, the variable compensation plans act to reduce fluctuations in the Operating Partnership's profitability.

Occupancy, equipment and systems expense of $10.0 million for the three months ended June 30, 2000 increased $1.4 million from $8.6 million for the three months ended June 30, 1999 due to lease renewals at higher rates and costs associated with expanded business activities.

Other expense of $29.5 million for the three months ended June 30, 2000 increased $2.0 million from $27.5 million for the three months ended June 30, 1999, primarily as a result of increases related to the transfer agent business, as well as increases in professional fees and marketing expenses.


                                    22 of 26

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      THE OPERATING PARTNERSHIP (CONTINUED)

STATEMENT OF INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

Net income of $45.2 million for the six months ended June 30, 2000 declined $6.7 million from $51.9 million for the six months ended June 30, 1999. The decrease was primarily a result of lower management and advisory fee revenues, due to lower average assets under management and a shift in asset mix from equity assets to lower-fee fixed income and money market assets. This decrease in management and advisory fees was partially offset by lower compensation expense.

Management and advisory fees of $282.0 million for the six months ended June 30, 2000 decreased $11.6 million from $293.6 million for the six months ended June 30, 1999, primarily as a result of a decline in assets under management in mid to large cap value style equity products. Partially offsetting this decline were growth in revenues from risk-adjusted equity products and small cap value products on the institutional side; and growth funds, money market funds, and fixed income funds on the mutual fund side.

Other revenues and interest income of $36.3 million for the six months ended June 30, 2000 increased $7.4 million from $28.9 million for the six months ended June 30, 1999. The increase resulted primarily from an increase in client servicing fees, primarily transfer agency fees, which are largely offset by an increase in servicing expenses.

Compensation and benefits of $155.0 million for the six months ended June 30, 2000 declined $6.2 million from $161.2 million for the six months ended June 30, 1999. Base compensation increased $6.2 million primarily as a result of annual salary increases. Variable compensation, which results from subsidiary incentive payments based on profitability, investment portfolio performance, new business sales and participation in the subsidiaries' growth in revenues and profits, declined $12.4 million. Variable compensation as a percentage of total compensation declined from 49% for the first six months of 1999 to 43% for the first six months of 2000. The variable compensation plans reward the subsidiaries for growth in their business, but also require them to share in the impact of declines. In this way, the variable compensation plans act to reduce fluctuations in the Operating Partnership's profitability.

Occupancy, equipment and systems expense of $19.3 million for the six months ended June 30, 2000 increased $2.3 million from $17.0 million for the six months ended June 30, 1999 due to lease renewals at higher rates and costs associated with expanded business activities.

Other expense of $57.8 million for the six months ended June 30, 2000 increased $5.4 million from $52.4 million for the six months ended June 30, 1999, primarily as a result of increases related to the transfer agent business and higher sales to intermediaries distributing money market mutual fund products, as well as increases in professional fees and marketing expenses.

CAPITAL RESOURCES AND LIQUIDITY

Operating cash flow not required for normal business operations and working capital needs, including support of the Operating Partnership's growth strategy and the repurchase of units, is generally distributed to unitholders each quarter. Distributions to unitholders are typically declared during the last month of calendar quarters. The Operating Partnership has the ability to make distributions in excess of net income due to its non-cash amortization expense. The Board of Directors set the regular distribution rate at $0.60 per unit in December of 1999, to be adjusted periodically or supplemented by special distributions, depending upon operating results. On June 20, 2000, the Operating Partnership declared a regular distribution of $0.60 per unit, payable on August 15, 2000, to unitholders of record on June 30, 2000. As part of the agreement with CDC Asset Management, the Operating


                                    23 of 26

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      THE OPERATING PARTNERSHIP (CONTINUED)

Partnership has agreed to pay out 80 percent of its operating cash flow in distributions through the completion of the transaction, which is expected to occur during the fourth quarter of 2000. The Operating Partnership declared distributions of $1.20 per unit for the first six months of 2000, which approximated 80 percent of its operating cash flow. Operating cash flow will be reduced by approximately $3 million to $5 million of estimated transaction costs related to the proposed acquisition.

The Operating Partnership has a $165 million revolving credit agreement, which expires October 28, 2001. The balance of $40 million outstanding under this agreement as of June 30, 2000 is classified as long-term. In addition, the Operating Partnership has a $20 million line of credit, all of which was available as of June 30, 2000.

As of June 30, 2000, the Operating Partnership estimates that $49 million in cash and/or units may be paid to the sellers of certain firms previously acquired. Such amounts would be paid over a seven-year period following the respective closing dates through December 31, 2006, depending upon the attainment of certain post-closing revenue and profit levels. A total of $10 million of this amount has been accrued as of June 30, 2000, and will be paid during the third quarter of 2000 in a combination of cash and units. Substantially all of the contingent consideration, if paid, is expected to be accounted for as additional purchase price.

PART I. ITEM. 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to Item 7A of Nvest's Annual Report on Form 10-K for the year ended December 31, 1999.


                                    24 of 26

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

2.1 Agreement and Plan of Merger by and among Nvest, L.P., Nvest Companies, L.P., Nvest Corporation, CDC Finance, CDC Asset Management, CDCAM North America Corporation, CDCAM Partnership, L.P., and CDCAM Partnership II, L.P. (incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K as filed with the Commission on June 20, 2000).

27       Financial Data Schedule.

99.1 Press Release of Nvest, L.P. dated June 16, 2000 (incorporated by reference to Exhibit 99.1 of Registrant's Current Report on Form 8-K as filed with the Commission on June 20, 2000).


(B) REPORTS ON FORM 8-K

On June 20, 2000, Nvest, L.P. (the "Partnership") filed a Current Report on Form 8-K regarding an Agreement and Plan of Merger by and among Nvest, Nvest Companies, L.P., Nvest Corporation, CDC Finance, CDC Asset Management, CDCAM North America Corporation, CDCAM Partnership, L.P. and CDCAM Partnership II, L.P. The agreement and a press release regarding such agreement were filed as exhibits to the Form 8-K.


                                    25 of 26

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVEST, L.P.

Registrant

/s/ G. NEAL RYLAND                                         AUGUST 9, 2000
------------------------------------                       --------------------
G. Neal Ryland                                             Date
Executive Vice President and
Chief Financial Officer

/s/ DUNCAN B.E. WILKINSON                                  AUGUST 9, 2000
------------------------------------                       --------------------
Duncan B.E. Wilkinson                                      Date
Senior Vice President and
Controller


                                    26 of 26